Form 10-Q
period 1994-12-31
CLEVETRUST REALTY INVESTORS
filed 1995-02-10
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended          December 31, 1994

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________________ to ______________________


                       Commission File Number      0-5641

                          CLEVETRUST REALTY INVESTORS
             (Exact name of registrant as specified in its charter)

        Massachusetts                                   34-1085584
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
incorporation or organization)

 2001 Crocker Road, Suite 400
       Westlake, Ohio                                     44145
(Address of Principal Executive Offices)                (Zip Code)
                                 (216) 899-0909
              (Registrant's telephone number, including area code)

                                 Not Applicable
 Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes __X__         No________

Shares of Beneficial Interest Outstanding at February 9, 1995:  5,470,696

The sequential page in this report where the Exhibit Index is located is page
11.


                          CLEVETRUST REALTY INVESTORS

                                     INDEX

                                                                                                        Sequential
                                                                                                              Page

Number
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                      Statement of Financial Condition
                      -- December 31,1994 and September 30, 1994                                                 3

                       Statement of Operations
                       -- Three Months ended December 31, 1994 and 1993                                          4

                       Statement of Cash Flows
                       -- Three Months ended December 31, 1994 and 1993                                          5

                       Notes to Financial Statements                                                             6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                             8


PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                              9

         Item 2.  Changes in Securities                                                                          9

         Item 3.  Defaults upon Senior Securities                                                                9

         Item 4.  Submission of Matters to a Vote of Security Holders                                            9

         Item 5.  Other Information                                                                              9

         Item 6.  Exhibits and Reports on Form 8-K                                                               9

CLEVETRUST REALTY INVESTORS
STATEMENT OF FINANCIAL CONDITION

                                              DECEMBER 31, 1994              SEPTEMBER 30, 1994
                                             -------------------            --------------------
                                                               (in thousands)
ASSETS
- - - ---------------------------------------------
Invested assets:
  Investments in real estate:
    Improved properties                                 $70,836                         $70,715
    Less:  Depreciation                                  26,140                          25,648
                                             -------------------            --------------------
                                                         44,696                          45,067
    Land held for sale or development                       313                             313
                                             -------------------            --------------------
                                                         45,009                          45,380

  Real estate mortgage loans                                193                             236
                                             -------------------            --------------------

                                                         45,202                          45,616


Cash and cash equivalents                                   670                             251
Certificates of deposit                                       0                             500
Insurance settlement proceeds - NOTE B                      309                           3,341
Other assets                                              1,318                           1,296
                                             -------------------            --------------------
                            TOTAL ASSETS                $47,499                         $51,004
                                             ===================            ====================

LIABILITIES
- - - ---------------------------------------------
Mortgage notes payable                                  $10,987                         $11,111
Bank notes payable - NOTE C                               9,172                          11,180
Accrued interest on notes payable                            51                              27
Accrued fire repairs - NOTE B                             2,298                           3,341
Accrued expenses and other liabilities                    1,992                           2,195
                                             -------------------            --------------------
                       TOTAL LIABILITIES                 24,500                          27,854

SHAREHOLDERS' EQUITY
- - - ---------------------------------------------
Shares of Beneficial Interest, par value
  $1 per Share:
    Authorized - - Unlimited
    Issued and outstanding shares - 5,470,696             5,471                           5,471
Additional paid-in capital                               39,794                          39,794
Accumulated deficit                                     (22,266)                        (22,115)
                                             -------------------            --------------------
              TOTAL SHAREHOLDERS' EQUITY                 22,999                          23,150
                                             -------------------            --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $47,499                         $51,004
                                             ===================            ====================

See notes to financial statements

                                - 3 -

CLEVETRUST REALTY INVESTORS
STATEMENT OF OPERATIONS

The following statement of operations of CleveTrust Realty Investors for the three-month periods ended December 31, 1994 and 1993, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations of the three-month period ended December 31, 1994 are not necessarily indicative of the results of operations for succeeding periods.

                                                                             Three Months Ended
                                                                           ----------------------
                                                               12/31/94                              12/31/93
                                                              ----------                            ----------
                                                                   (in thousands, except per share data)
INCOME
- - - ----------------------------------------
Real estate operations:
  Rental Income                                                  $2,615                                $2,391

  Less:  Real estate operating expenses                           1,371                                 1,168
  Less:  Depreciation expense                                       492                                   490
                                                              ----------                            ----------
                                                                  1,863                                 1,658
                                                              ----------                            ----------
Income from real estate operations                                  752                                   733
Interest income                                                      35                                    11
Other                                                                16                                     7
                                                              ----------                            ----------
                                                                    803                                   751

EXPENSES
- - - ----------------------------------------
Interest:
  Mortgage notes payable                                            269                                   419
  Bank notes payable - NOTE C                                       243                                   185
                                                              ----------                            ----------
                                                                    512                                   604
General and administrative                                          224                                   258
                                                              ----------                            ----------
                                                                    736                                   862
                                                              ----------                            ----------
                                         NET INCOME (LOSS)          $67                                 ($111)
                                                              ==========                            ==========
Per Share of Beneficial Interest - NOTE E:
                               NET INCOME (LOSS) PER SHARE        $0.01                                ($0.03)
                                                              ==========                            ==========
Weighted Average Number of Shares of
  Beneficial Interest Outstanding                                 5,471                                 3,722
                                                              ==========                            ==========

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF CASH FLOWS

                                                                 Three Months Ended
                                                                ----------------------
                                                          12/31/94                 12/31/93
                                                         ----------               ----------
                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                            $67                     ($111)
Non-cash revenues and expenses included in income:
  Depreciation expense                                       492                       490
  (Increase) in other assets                                 (22)                       (3)
  Increase in accrued interest on notes payable               24                         1
  (Decrease) increase in accrued expenses and
                                other liabilities           (203)                      144
                                                         ----------               ----------
          Cash Flow From Operating Activities                358                       521

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                       (121)                      (63)
Net insurance proceeds                                     1,989                         0
Real estate mortgage loan repayments                          43                        77
                                                         ----------               ----------
         Cash Flow From  Investing Activities              1,911                        14

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable - principal amortization payments    (124)                     (119)
Bank notes payable:
  Repayments                                              (1,989)                        0
  Principal amortization payments                            (19)                      (63)
Certificates of deposit                                      500                         0
Distributions to shareholders                               (218)                     (111)
                                                         ----------               ----------
Cash Flow (Used In) From Financing Activities             (1,850)                     (293)
                                                         ----------               ----------

Increase in cash and short-term investments                  419                       242
Balance at beginning of year                                 251                       315
                                                         ----------               ----------
Balance at end of period                                    $670                      $557
                                                         ==========               ==========

See notes to financial statements

                          CLEVETRUST REALTY INVESTORS
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1994


NOTE A - INCOME TAXES

Commencing with fiscal 1993 the Trust no longer qualified as a REIT with the change in status to a taxable entity retroactive to October 1, 1992. As of October 1, 1992 the Trust adopted, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 had no effect on net income.

The Trust had no income tax expense for the three month period ended December 31, 1993 or for the fiscal year ended September 30, 1994. The Trust had no income tax expense for the three month period ended December 31, 1994 and it expects to have no income tax expense for the fiscal year ended September 30, 1995.

The Trust had a net deferred tax asset position at December 31, 1994 and September 30, 1994 of approximately $4,043,000 and $4,066,000, respectively. The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax will be realized.

NOTE B - INSURANCE SETTLEMENT

On January 18, 1994 the Trust's Petroleum Club Building, located in Tulsa, Oklahoma, sustained a major fire. In July, 1994 the Trust and its insurance company agreed on a settlement. Of the total settlement, $525,000 is payable to the Trust contingent upon the Trust's completion of certain repairs and additions to the building within a set time frame. The insurance company has remitted $5,500,000 to the Trust. Building repairs and other costs associated with the fire are currently estimated to be adequately covered by the settlement. At December 31, 1994 the Trust had $2,298,000 accrued for repairs and other costs related to the fire. The Trust used $1,989,000 of the settlement proceeds to make a paydown on its 1994 Credit (see Note C). The Trust has the ability, subject to the conditions of the loan agreement, to borrow these funds back, when needed, to make payments for the fire repair work and other costs associated with the fire.


NOTE C - BANK NOTES PAYABLE

On September 30, 1994 the Trust borrowed $7,689,000 under the terms of a demand note from National City Bank of Cleveland, Ohio ("NCB"). The funds were used to repay a maturing mortgage loan. This demand note had an interest rate of prime. This demand note was converted to a revolving line of credit ("1994 Credit") issued by NCB and M & T Bank of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available upon payment of an activation fee of 3/4 of 1% on the $10,000,000. Interest
will be at either   i) 1/4 of 1% over the prime rate;   ii) 250 basis points
over the LIBOR rate; or iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. Each year the lenders will review the 1994 Credit with the

                          CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE C - BANK NOTES PAYABLE - (Continued)

right to extend it for one additional year. At December 31, 1994 the outstanding balance was $5,700,000. The 1994 Credit is secured by certain of the Trust's real estate and contains certain covenants including a covenant for a minimum shareholders' equity. At December 31, 1994 the amount of Shareholders' equity free from such restrictions was approximately $2,999,000.

The Trust also has a loan with another bank which has a maturity date of December 25, 1997. The interest rate is prime plus 1% with a minimum rate of 7.5%. The Trust is required to make monthly amortization payments based on a twenty year amortization schedule. Additionally, the Trust was required to make three principal lump sum payments totaling $1,388,000. All three required payments were previously made. At December 31, 1994 the outstanding balance was $3,472,000. The loan, which is prepayable at any time in whole or in part, is secured by certain of the Trust's real estate investments.

Effective December 31, 1994 the Trust terminated the December 31, 1990 Credit Agreement ("1990 Credit") it had with Society National Bank. Effective January 1, 1994 the Trust and the lender had amended the 1990 Credit, by converting the loan to a revolving line of credit. During January and February, 1994 the Trust paid down the $4,508,000 balance of the 1990 Credit. There were no borrowings outstanding when the 1990 Credit was terminated.


NOTE D - DISTRIBUTIONS

The Trustees, at their October 25, 1994 meeting declared a quarterly cash distribution of $.04 per share payable January 20, 1995 to shareholders of record as of January 6, 1995.

NOTE E - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

Item 2.   Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.


FINANCIAL CONDITION

At December 31, 1994 the Trust owned $71,149,000 in real estate investments at cost and had one real estate mortgage loan with a balance of $193,000. These investments, net of accumulated depreciation totaled $45,202,000. This compared with total real estate investments at cost of $71,028,000, one real estate mortgage loan with a balance of $236,000 and a carrying value after accumulated depreciation of $45,616,000 at September 30, 1994. The change since year end was the net result of the Trust receiving $43,000 in real estate loan repayments, spending $121,000 on improvements to existing properties and recording depreciation expense of $492,000.

In December, 1994 the Trust made a $1,989,000 paydown on its new revolving line of credit (see Note C to the Financial Statements) with a portion of the Insurance Settlement Proceeds which the Trust had received as a part of the July, 1994 settlement between the Trust and its insurance company in connection with the January 18, 1994 fire at the Petroleum Club Building located in Tulsa, Oklahoma (see Note B to the Financial Statements). The Trust can reborrow these funds at any time (to pay for the fire repairs and other costs associated with the fire).

The $151,000 reduction in shareholders' equity at December 31, 1994 from September 30, 1994 was the net effect of the Trust's recording net income of $67,000 and making distributions to shareholders of $218,000 during the three months ended December 31, 1994. At December 31, 1994 the Trust's debt to equity ratio was .88 to 1.00 compared to .96 to 1.00 at September 30, 1994.

RESULTS OF OPERATIONS

Income from real estate operations during the quarter ended December 31, 1994 increased $19,000 (3%) when compared to the quarter ended December 31, 1993. Rental income for the quarter ended December 31, 1994 increased $224,000 (9%) compared to the quarter ended December 31, 1993. Real estate operating expenses increased $203,000 (17%) in the three months ended December 31, 1994 versus 1993. These increases were primarily due to the Trust's purchase in August, 1994 of a 104,000 square foot office building located in Dallas, Texas.

The $92,000 (15%) decrease in interest expense for the three month period ended December 31, 1994 when compared to the same period one year ago was primarily due to less borrowings outstanding. During the three months ended December 31, 1994 the average daily outstanding borrowings were $21,871,000 compared to an average daily outstanding balance of $25,825,000 for the three months ended December 31, 1993.

                                P A R T     I I



Item 1.    Legal Proceedings

           There are no items or events requiring reporting with respect to this item.


Item 2.    Changes in Securities

           There are no items or events requiring reporting with respect to this item.


Item 3.    Defaults upon Senior Securities

           There are no items or events requiring reporting with respect to this item.


Item 4.    Submission of Matters to a Vote of Security Holders

           There are no items or events requiring reporting with respect to this item.


Item 5.    Other Information

           There are no items or events requiring reporting with respect to this item.


Item 6.    Exhibits and Reports on Form 8-K

           a) Exhibit 27:  Financial Data Schedule

           b) There were no Reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                CLEVETRUST REALTY INVESTORS
                                                        (Registrant)





Date:    February 9, 1995                      By:    /s/   John C. Kikol
                                               ---------------------------
                                                  John C. Kikol, President





Date:    February 9, 1995                      By:    /s/   Michael R. Thoms
                                               ----------------------------
                                                Michael R. Thoms, Vice President
                                                    and Treasurer

                         CLEVETRUST REALTY INVESTORS

QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 1994

                                EXHIBIT INDEX

"Assigned"                                                      "Sequential"
Exhibit No.                       Description                     Page No.
- - - -----------                       -----------                     ---------

   (27)                        Financial Data Schedule               12