Form 10-Q
period 1995-03-31
CLEVETRUST REALTY INVESTORS
filed 1995-05-11
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1995

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

                                Not Applicable
Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                               --------      --------

Shares of Beneficial Interest Outstanding at May 11, 1995:  5,470,696

The sequential page in this report where the Exhibit Index is located is page
14.

                          CLEVETRUST REALTY INVESTORS

                                     INDEX
                                                                                Sequential
                                                                                   Page
                                                                                  Number
PART I.   FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Statement of Financial Condition
              -- March 31, 1995 and September 30, 1994                               3

          Statement of Operations
              -- Three Months and Six Months ended March 31, 1995 and 1994           4

          Statement of Cash Flows
               -- Six Months ended March 31, 1995 and 1994                           5

          Notes to Financial Statements                                              6

 Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                       9


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                         11

 Item 2.  Changes in Securities                                                     11

 Item 3.  Defaults upon Senior Securities                                           11

 Item 4.  Submission of Matters to a Vote of Security Holders                       11

 Item 5.  Other Information                                                         11

 Item 6.  Exhibits and Reports on Form 8-K                                          12


CLEVETRUST REALTY INVESTORS
STATEMENT OF FINANCIAL CONDITION
                                                MARCH 31, 1995                SEPTEMBER 30, 1994
                                                --------------                ------------------
                                                               (in thousands)
ASSETS
- -----------------------------------------
Invested assets - NOTE B:
  Investments in real estate:
    Improved properties                             $62,841                          $70,715
    Less:  Depreciation                              21,655                           25,648
                                                  ----------                       ----------
                                                     41,186                           45,067
    Land held for sale or development                   313                              313
                                                  ----------                       ----------
                                                     41,499                           45,380

  Real estate mortgage loans                            156                              236
                                                  ----------                       ----------
                                                     41,655                           45,616


Cash and cash equivalents                               644                              251
Certificate of deposit                                    0                              500
Insurance settlement proceeds - NOTE B                    0                            3,341
Other assets                                          1,168                            1,296
                                                  ----------                       ----------

                            TOTAL ASSETS            $43,467                          $51,004
                                                  ==========                       ==========

LIABILITIES
- -----------------------------------------
Mortgage notes payable - NOTE C                     $10,370                          $11,111
Bank notes payable - NOTE D                           5,000                           11,180
Accrued interest on notes payable                        21                               27
Accrued fire repairs - NOTE B                         1,191                            3,341
Accrued expenses and other liabilities                1,603                            2,195
                                                  ----------                       ----------

                       TOTAL LIABILITIES             18,185                           27,854

SHAREHOLDERS' EQUITY
- -----------------------------------------
Shares of Beneficial Interest, par value
  $1 per Share - NOTE F:
    Authorized -- Unlimited
    Issued and outstanding shares - 5,470,696         5,471                            5,471
Additional paid-in capital                           39,794                           39,794
Accumulated deficit                                 (19,983)                         (22,115)
                                                  ----------                       ----------
              TOTAL SHAREHOLDERS' EQUITY             25,282                           23,150
                                                  ----------                       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $43,467                          $51,004
                                                  ==========                       ==========

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF OPERATIONS

The following statement of operations of CleveTrust Realty Investors for the three-month and six month periods ended March 31, 1995 and 1994, respectively, are unaudited, but in the opinion of management include all adjust ments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations of the three-month and six-month periods ended March 31, 1995 are not necessarily indicative of the results of operations for succeeding periods.



                                                                Three Months Ended                 Six Months Ended
                                                             --------------------------        --------------------------
                                                              3/31/95           3/31/94         3/31/95           3/31/94
                                                             ---------         ---------       ---------         ---------
                                                                       (in thousands, except per share data)
INCOME

Real estate operations:
  Rental Income                                                $2,606            $2,415          $5,221            $4,806

  Less:  Real estate operating expenses                         1,352             1,333           2,723             2,500
  Less:  Depreciation expense                                     466               494             958               984
                                                             ---------         ---------       ---------         ---------
                                                                1,818             1,827           3,681             3,484
                                                             ---------         ---------       ---------         ---------
Income from real estate operations                                788               588           1,540             1,322
Interest income                                                     5                15              40                26
Other                                                               3                10              19                17
                                                             ---------         ---------       ---------         ---------
                                                                  796               613           1,599             1,365

EXPENSES

Interest:
  Mortgage notes payable - NOTE C                                 266               413             535               833
  Bank notes payable - NOTE D                                     233               110             476               295
                                                             ---------         ---------       ---------         ---------
                                                                  499               523           1,011             1,128
General and administrative                                        203               196             427               453
                                                             ---------         ---------       ---------         ---------
                                                                  702               719           1,438             1,581
                                                             ---------         ---------       ---------         ---------
                       OPERATING INCOME (LOSS)                     94              (106)            161              (216)

Gains on sales of real estate - NOTE B                          2,408               361           2,408               361
                                                             ---------         ---------       ---------         ---------

                                   NET INCOME                  $2,502              $255          $2,569              $145
                                                             =========         =========       =========         =========
Per Share of Beneficial Interest - NOTE H:
  Operating income (loss)                                       $0.02            ($0.02)          $0.03            ($0.05)
  Gains on sales of real estate                                  0.44              0.07            0.44              0.08
                                                             ---------         ---------       ---------         ---------
                        NET INCOME  PER SHARE                   $0.46             $0.05           $0.47             $0.03
                                                             =========         =========       =========         =========

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                               5,471             5,022           5,471             4,363
                                                             =========         =========       =========         =========

See notes to financial statements.


CLEVETRUST REALTY INVESTORS
STATEMENT OF CASH FLOWS

                                                                                   Six Months Ended
                                                                           ----------------------------------
                                                                            3/31/95                 3/31/94
                                                                           ----------              ----------
                                                                                     (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                   $2,569                  $  145
Non-cash revenues and expenses included in income:
  Depreciation expense                                                          958                     984
  Decrease in other assets                                                      128                     118
 (Decrease) in accrued interest on notes payable                                 (6)                    (35)
 (Decrease) in accrued expenses and other liabilities                          (592)                     (2)
Reconciliation to net cash flow from operating activities:
  Gains on sales of real estate                                              (2,408)                   (361)
                                                                           ----------              ----------
           Cash Flow From Operating Activities                                  649                     849

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                          (225)                   (362)
  Proceeds from properties sold                                               5,556                     507
Net insurance proceeds                                                        1,191                       0
Real estate mortgage loan repayments                                             80                     150
                                                                           ----------              ----------
           Cash Flow From  Investing Activities                               6,602                     295

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal amortization payments                                              (243)                   (244)
  Principal prepayments                                                        (498)                      0
Bank notes payable:
  Repayments                                                                 (6,149)                 (5,162)
  Principal amortization payments                                               (31)                   (100)
Certificates of deposit                                                         500                       0
Proceeds from sale of shares of beneficial interest                               0                   5,905
Distributions to shareholders                                                  (437)                   (293)
                                                                           ----------              ----------
           Cash Flow (Used In) From Financing Activities                     (6,858)                    106
                                                                           ----------              ----------

Increase in cash and short-term investments                                     393                   1,250
Balance at beginning of year                                                    251                     315
                                                                           ----------              ----------

Balance at end of period                                                     $  644                  $1,565
                                                                           ==========              ==========

See notes to financial statements.

                          CLEVETRUST REALTY INVESTORS
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


NOTE A - INCOME TAXES

Commencing with fiscal 1993 the Trust no longer qualified as a REIT with the change in status to a taxable entity retroactive to October 1, 1992. As of October 1, 1992 the Trust adopted, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 had no effect on net income.

The Trust had no income tax expense for the six month periods ended March 31, 1994 and 1995 or for the fiscal year ended September 30, 1994, and it expects to have no income tax expense for the fiscal year ended September 30, 1995.

The Trust had a net deferred tax asset position at March 31, 1995 and September 30, 1994 of approximately $3,192,000 and $4,066,000, respectively. The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax asset will be realized.

NOTE B - INVESTMENTS IN REAL ESTATE

On February 28, 1995 the Trust completed a $2,650,000 sale of the 197 room Quality Hotel located at the airport in St. Louis, Missouri. This sale resulted in a gain of $452,000.

On March 15, 1995 the Trust completed a $2,595,000 sale of the 224 unit Parkwood Place Apartments located in Greeley, Colorado. This sale resulted in a gain of $1,859,000.

On March 20, 1995 the Trust completed an $800,000 sale of the 51,000 square foot Walnut Hill West office building located in Dallas, Texas. This sale resulted in a gain of $97,000.

On March 7, 1994 the Trust completed a $834,000 sale of 69.96 acres of vacant land located in Akron, Ohio. This sale resulted in a gain of $361,000. The Trust received a purchase money mortgage for $290,000 of the purchase price in connection with the sale.

On January 18, 1994 the Trust's Petroleum Club Building, located in Tulsa, Oklahoma, sustained a major fire. In July, 1994 the Trust and its insurance company agreed on a settlement. The total settlement of $6,025,000 has been remitted to the Trust by the insurance company. Building repairs and other costs associated with the fire are currently estimated to be adequately covered by the settlement. At March 31, 1995 the Trust had $1,191,000 accrued for repairs and other costs related to the fire. The Trust used $1,191,000 of the settlement proceeds to make a paydown on its 1994 Credit (see Note C). The Trust has the ability, subject to the conditions of the loan agreement, to borrow these funds back, when needed, to make payments for the fire repair work and other costs associated with the fire.

                          CLEVETRUST REALTY INVESTORS
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE C - MORTGAGE NOTES PAYABLE

On March 16, 1995 the Trust repaid a $498,000 first mortgage loan on its shopping center located in Ardmore, Oklahoma. This loan had a maturity date of June 16, 1996.

NOTE D - BANK NOTES PAYABLE

On September 30, 1994 the Trust borrowed $7,689,000 under the terms of a demand note from National City Bank of Cleveland, Ohio ("NCB"). The funds were used to repay a maturing mortgage loan. This demand note had an interest rate of prime. This demand note was converted to a revolving line of credit ("1994 Credit") issued by NCB and M & T Bank of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available upon payment of an activation fee of 3/4 of 1% on the $10,000,000. Interest, which is at the option of the Trust, will be at either i) 1/4 of 1% over the
prime rate;  ii) 250 basis points over the LIBOR rate: or    iii) NCB's fixed
interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. Each year the lenders will review the 1994 Credit with the right to extend it for one additional year. At March 31, 1995 the outstanding balance was $5,000,000.
The 1994 Credit is secured by certain of the Trust's real estate and contains certain covenants including a covenant for a minimum shareholders' equity. At March 31, 1995 the amount of shareholders' equity free from such restrictions was approximately $5,282,000.

On February 28, 1995 with the proceeds from the sale of the hotel located in St. Louis, Missouri (see Note B) the Trust made a $2,200,000 paydown on a loan it had with another bank. On March 15, 1995 with a portion of the proceeds from the sale of the apartments located in Greeley, Colorado (see Note B) the Trust paid off the $1,260,000 balance on this loan. This loan had a maturity date of December 25, 1997. The interest rate was prime plus 1% with a minimum rate of 7.5%. The Trust was required to make monthly amortization payments based on a twenty year amortization schedule.

Effective December 31, 1994 the Trust terminated the December 31, 1990 Credit Agreement ("1990 Credit") it had with Society National Bank. Effective January 1, 1994 the Trust and the lender had amended the 1990 Credit , by converting the loan to a revolving line of credit. During January and February, 1994 the Trust paid down the $4,508,000 balance of the 1990 Credit. There were no borrowings outstanding when the 1990 Credit was terminated.

NOTE F - SHARES OF BENEFICIAL INTEREST

On November 23, 1993 the Trust mailed a prospectus and certificate of rights to all shareholders of record as of November 12, 1993. The certificate entitled the shareholder the right to purchase one share of beneficial interest of the Trust for every two shares that the shareholder owned at a price of $3.25 per share. Additionally, this offering also provided for an oversubscription privilege that entitled each holder of a right to subscribe for shares not purchased by other holders of rights. Oversubscription was to be allocated prorata based on the number of shares owned should oversubscription requests exceed the number of shares available. The offering expired January 28, 1994. All 1,857,969 shares available in the offering were sold. The Trust received $6,038,000 less estimated expenses of $133,000 or net proceeds of $5,905,000.

                          CLEVETRUST REALTY INVESTORS
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE G - DISTRIBUTIONS

The Trustees, at their February 21, 1995 meeting, declared a quarterly cash distribution of $.04 per share payable April 21, 1995 to shareholders of record as of April 7, 1995. The Trustees at their April 25, 1995 meeting declared a quarterly cash distribution of $.04 per share payable July 21, 1995 to shareholders of record as of July 7, 1995.

NOTE H - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

At March 31, 1995 the Trust owned $63,154,000 in real estate investments at cost and had one real estate mortgage loan with a balance of $156,000. These investments net of accumulated depreciation totaled $41,655,000. This compared with total real estate investments at cost of $71,028,000, one real estate mortgage loan with a balance of $236,000 and a carrying value after accumulated depreciation of $45,616,000 at September 30, 1994. The change since year end
was the net result of the following:  (i)   the February 28, 1995 sale of the
St. Louis hotel, book value $1,875,000; (ii) the March 15, 1995 sale of the apartments located in Greeley, Colorado, book value $636,000; (iii) the March 20, 1995 sale of a 51,000 square foot office building located in Dallas, Texas, book value $637,000; (iv) receiving $80,000 in real estate loan repayments;
(v) spending $225,000 on improvements to existing properties; and (vi) recording depreciation expense of $958,000.

With the proceeds from the sales of the hotel and the apartments, the Trust repaid in full the $3,460,000 balance of the loan it had with Ohio Savings Bank. Additionally, with $1,191,000 of the Insurance Settlement Proceeds which the Trust had received as a part of the settlement between the Trust and its insurance company in connection with the January 18, 1994 fire at the Petroleum Club Building located in Tulsa, Oklahoma (see Note B to the Financial Statements) and the balance of the proceeds from the sales of the above referenced properties, the Trust paid down $2,689,000 on its 1994 Credit. The Trust also repaid in full a $498,000 first mortgage it had on a shopping center located in Ardmore, Oklahoma.

The $2,132,000 increase in shareholders' equity at March 31, 1995 from September 30, 1994 was the net effect of the Trust's recording net income of $2,569,000 and making distributions to shareholders of $437,000 during the six month period ended March 31, 1995. At March 31, 1995 the Trust's debt to equity ratio was .61 to 1.00 compared to .96 to 1.00 at September 30, 1994.

RESULTS OF OPERATIONS

Quarter ended March 31, 1995 versus March 31, 1994

Income from real estate operations during the quarter ended March 31, 1995 increased $200,000 (34%) when compared to the quarter ended March 31, 1994. Rental income for the quarter ended March 31, 1995 increased $191,000 (8%) compared to the quarter ended March 31, 1994. Real estate operating expenses increased $19,000 (1%) while depreciation expense declined $28,000 (6%) in the three months ended March 31, 1995 versus 1994. The primary reason for the increase in income from real estate operations and rental income is due to the Trust's purchase in August, 1994 of a 104,000 square foot office building located in Dallas, Texas. It should be noted that included in the expenses for the three months ended March 31, 1994 are expenses involved with two fires at Trust properties. The first was a $50,000 deductible recorded by the Trust in January, 1994 in connection with the January 18, 1994 fire at the Trust's Petroleum Club Building located in Tulsa, Oklahoma (see Note B to the financial statements). The second was an expense of $24,000 recorded in connection with a fire at the Trust's Hilton Head property. This expense was due to the repairs necessary to the property being less than the Trust's deductible for insurance purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (CONTINUED)

The $24,000 (4.5%) decrease in interest expense for the three month period ended March 31, 1995 when compared to the same period one year ago was primarily due to less borrowings outstanding. During the current three month period the average monthly debt totaled approximately $18.5 million compared to an average monthly debt outstanding of approximately $21.6 for the three month period one year ago. The average interest rate for the current quarter was approximately 10.8% compared to 9.7% one year ago.

During the three months ended March 31, 1995 the Trust completed three sales, all of which resulted in gains. The first was the February 28, 1995 $2,650,000 sale of the 197 room Quality Hotel located at the airport in St. Louis, Missouri. This sale resulted in a gain of $452,000. The second was the March 15, 1995 $2,595,000 sale of the 224 unit Parkwood Place Apartments located in Greeley, Colorado. This sale resulted in a gain of $1,859,000. The third was the March 20, 1995 $800,000 sale of the 51,000 square foot Walnut Hill West office building located in Dallas, Texas. This sale resulted in a gain of $97,000.

On March 7, 1994 the Trust completed a $834,000 sale of 69.96 acres of vacant land located in Akron, Ohio. This sale resulted in a gain of $361,000.


Six Months ended March 31, 1995 versus March 31, 1994:

Income from real estate operations in the six months ended March 31, 1995 increased $218,000 (16%) compared to the six months ended March 31, 1994. Rental income for the six months ended March 31, 1995 increased $415,000 (9%) when compared to the six months ended March 31, 1994. Real estate operating expenses during the current six months increased $223,000 (9%) when compared to the same period one year ago. These increases were primarily due to the Trust's purchase in August, 1994 of a 104,000 square foot office building located in Dallas, Texas. Depreciation expense declined $26,000 (3%) when comparing the two periods.

The $117,000 (10%) decrease in interest expense for the six month period ended March 31, 1995 when compared to the same period one year ago was primarily due to less borrowings outstanding. During the current six month period the monthly average debt outstanding was approximately $20 million compared to an average monthly debt outstanding of approximately $23.7 million for the comparable period one year ago. The average interest rate during the current six month period was 10.1% compared to an average interest rate of 9.5% for the same period one year ago.

The gains on sales of real estate of $2,408,000 for the six months ended March 31, 1995 and $361,000 for the six months ended March 31, 1994 were discussed above.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1995 Annual Meeting of Shareholders of CleveTrust Realty Investors was held on February 21, 1995 at the Sheraton Cleveland City Centre Hotel, 777 St. Clair Avenue, Cleveland, Ohio. Proxies for the meeting were solicited by the Board of Trustees and there was no solicitation in opposition. Of the 5,470,696 shares eligible to vote, 5,079,853 participated at the meeting. Two matters were presented to a vote of security holders.

         The first matter presented to a vote of security holders was an amendment to Article X of the Declaration of Trust, to eliminate classification of Trustees' terms and restore the annual election of all Trustees. 4,521,803 shares were voted for the amendment, 115,068 shares were voted against it and 442,982 shares abstained or did not vote.

         The second matter presented to a vote of security holders was the election of six Trustees. For Mr. Howard Amster, 5,031,611 shares were voted for his election, while 48,242 shares were withheld. For Mr. Robert H. Kanner, 5,031,611 shares were voted for his election, while 48,242 shares were withheld. For Mr. John C. Kikol, 5,030,111 shares were voted for his election, while 49,742 shares were withheld. For Mr. Leighton A. Rosenthall, 5,031,509 shares were voted for his election, while 48,344 shares were withheld. For Mr. Ludwig Seuffert, 5,031,610 shares were voted for his election, while 48,243 shares were withheld. For Mr. John D. Weil, 5,031,611 shares were voted for his election, while 48,242 shares were withheld.

Item 5.  Other Information

         During the quarter for which this report is filed, CleveTrust Realty Investors and National City Bank, as Agent and National City Bank and Manufacturers and Traders Trust Company, as The Banks, executed, effective April 28, 1995, Amendment To Credit Agreement to the Credit Agreement, dated as of November 30, 1994. The amendment changes the allocation of the attributed value of each Class Two Mortgaged Property and each Class Three Property to 55% from 50%.

                                 P A R T    I I


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Exhibit (27):  Financial Data Schedule

        Exhibit (99): Amendment to Credit Agreement dated effective April 28, 1995 to Credit Agreement dated November 30, 1994, By and Among CleveTrust Realty Investors, Borrower, National City Bank, as Agent and The Banks Identified Herein.

        (b) There were no Reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   CLEVETRUST REALTY INVESTORS
                                                           (Registrant)






Date:  May 11, 1995                    By:    /s/  John C. Kikol
                                         --------------------------------------
                                                   John C. Kikol, President








Date:  May 11, 1995                    By:    /s/  Michael R. Thoms
                                         --------------------------------------
                                                   Michael R. Thoms, Vice President
                                                      and Treasurer

                          CLEVETRUST REALTY INVESTORS

         QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED MARCH 31, 1995

                                 EXHIBIT INDEX


"Assigned"                                                                                      "Sequential"
Exhibit No.                                      Description                                      Page No.
- -----------                                      -----------                                      --------
   (27)                  Financial Data Schedule.                                                    15

   (99)                  Amendment to Credit Agreement dated effective April 28, 1995                16
                         to Credit Agreement By and Among CleveTrust Realty Investors,
                         Borrower, National City Bank, as Agent and The Banks Identified
                         Herein dated as of November 30, 1994.