Form 10-Q
period 1995-06-30
CLEVETRUST REALTY INVESTORS
filed 1995-08-02
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
EXCHANGE ACT OF 1934 For the transition period from                       to
                                                    ----------------------
- ------------------------------

                      Commission File Number      0-5641

                   CLEVETRUST REALTY INVESTORS

            (Exact name of registrant as specified in its charter)

     Massachusetts                                               34-1085584
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)

     2001 Crocker Road, Suite 400
           Westlake, Ohio                                       44145
(Address of Principal Executive Offices)                       (Zip Code)

                                (216) 899-0909
             (Registrant's telephone number, including area code)

                                 Not Applicable
 Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                              --------        --------
Shares of Beneficial Interest Outstanding at August 1, 1995:  5,456,696

The sequential page in this report where the Exhibit Index is located is page 14.

                          CLEVETRUST REALTY INVESTORS

                                     INDEX



                                                                                                    Sequential
                                                                                                       Page
                                                                                                       Number

PART I.  FINANCIAL INFORMATION:
         Item 1.  Financial Statements

                  Statement of Financial Condition
                    -- June 30, 1995 and September 30, 1994                                               3

                  Statement of Operations
                    -- Three Months and Nine Months ended June 30, 1995 and 1994                          4

                  Statement of Cash Flows
                    -- Nine Months ended June 30, 1995 and 1994                                           5

                  Notes to Financial Statements                                                           6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                             9


PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                     12

         Item 2.    Changes in Securities                                                                 12

         Item 3.    Defaults upon Senior Securities                                                       12

         Item 4.    Submission of Matters to a Vote of Security Holders                                   12

         Item 5.    Other Information                                                                     12

         Item 6.    Exhibits and Reports on Form 8-K                                                      12

CLEVETRUST REALTY INVESTORS
STATEMENT OF FINANCIAL CONDITION

                                                           JUNE 30, 1995                   SEPTEMBER 30, 1994
                                                       -----------------------         --------------------------
                                                                           (in thousands)

ASSETS
- --------------------------------------
Invested assets - NOTE B:
  Investments in real estate:
    Improved properties                                        $63,018                             $70,715
    Less:  Accumulated Depreciation                             22,087                              25,648
                                                              --------                            --------
                                                                40,931                              45,067
    Land held for sale or development                              202                                 313
                                                              --------                            --------
                                                                41,133                              45,380

  Real estate mortgage loans                                       325                                 236
                                                              --------                            --------
                                                                41,458                              45,616

Cash and cash equivalents                                          421                                 251
Certificates of deposit                                              0                                 500
Insurance settlement proceeds - NOTE B                               0                               3,341
Other assets                                                     1,242                               1,296
                                                              --------                            --------
                          TOTAL ASSETS                         $43,121                             $51,004
                                                              ========                            ========
LIABILITIES
- --------------------------------------
Mortgage notes payable - NOTE C                                 $9,309                             $11,111
Bank notes payable - NOTE D                                      5,600                              11,180
Accrued interest on notes payable                                   22                                  27
Accrued fire repairs - NOTE B                                    1,006                               3,341
Accrued expenses and other liabilities                           1,770                               2,195
                                                              --------                            --------
                          TOTAL LIABILITIES                     17,707                              27,854

SHAREHOLDERS' EQUITY
- --------------------------------------
Shares of Beneficial Interest, par value
  $1 per Share - NOTE E:
    Authorized - - Unlimited
    Issued and outstanding shares
      (6/30/95 - 5,456,696;  9/30/94 - 5,470,696)                5,457                               5,471
Additional paid-in capital                                      39,760                              39,794
Accumulated deficit                                            (19,803)                            (22,115)
                                                              --------                            --------
                        TOTAL SHAREHOLDERS' EQUITY              25,414                              23,150
                                                              --------                            --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $43,121                             $51,004
                                                              ========                            ========

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF OPERATIONS

The following statement of operations of CleveTrust Realty Investors for the three-month and nine-month periods ended June 30, 1995 and 1994, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations of the three-month and nine-month periods ended June 30, 1995 are not necessarily indicative of the results of operations for succeeding periods.





                                                             Three Months Ended                          Nine Months Ended
                                                             ------------------                          ------------------
                                                       06/30/95             06/30/94                 06/30/95           06/30/94
                                                       --------             --------                 --------           --------
                                                                           (in thousands, except per share data)
INCOME
Real estate operations:
  Rental Income                                       $2,477                 $2,412                    $7,698            $7,217

  Less:  Real estate operating expenses                1,232                  1,253                     3,956             3,752
  Less:  Depreciation expense                            432                    498                     1,389             1,482
                                                     -------                -------                   -------           -------
                                                       1,664                  1,751                     5,345             5,234
                                                     -------                -------                   -------           -------
Income from real estate operations                       813                    661                     2,353             1,983
Interest income                                            7                     18                        47                44
Other                                                      2                      2                        21                19
                                                     -------                -------                   -------           -------
                                                         822                    681                     2,421             2,046

EXPENSES

Interest:
  Mortgage notes payable - NOTE C                        231                    412                       766             1,245
  Bank notes payable - NOTE D                            150                     73                       626               368
                                                     -------                -------                   -------           -------
                                                         381                    485                     1,392             1,613
General and administrative                               186                    176                       613               630
                                                     -------                -------                   -------           -------
                                                         567                    661                     2,005             2,243
                                                     -------                -------                   -------           -------
                   OPERATING INCOME (LOSS)               255                     20                       416              (197)

Gains on sales of real estate - NOTE B                    91                      0                     2,499               361
                                                     -------                -------                   -------           -------
           INCOME BEFORE EXTRAORDINARY ITEM              346                     20                     2,915               164

Extraordinary item - NOTE C                               52                      0                        52                 0
                                                     -------                -------                   -------           -------
                                NET INCOME              $398                    $20                    $2,967              $164
                                                     =======                =======                   =======           =======
Per Share of Beneficial Interest - NOTE G:
  Operating income (loss)                              $0.05                  $0.00                     $0.08            ($0.04)
  Gains on sales of real estate                         0.02                   0.00                      0.46              0.08
                                                     -------                -------                   -------           -------
           INCOME BEFORE EXTRAORDINARY ITEM             0.07                   0.00                      0.54              0.04
  Extraordinary item                                    0.01                   0.00                      0.01              0.00
                                                     -------                -------                   -------           -------
                          NET INCOME  PER SHARE        $0.08                  $0.00                     $0.55             $0.04
                                                     =======                ========                  =========         =======

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                      5,462                  5,573                     5,468             4,787
                                                    ========                 =======                   ========         =======

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                       06/30/95                       06/30/94
                                                                       --------                       --------
                                                                                  (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                               $2,967                         $  164
Non-cash revenues and expenses included in income:
  Depreciation expense                                                    1,389                          1,482
  Decrease in other assets                                                   54                            114
  Decrease in accrued interest on notes payable                              (5)                           (33)
 (Decrease) increase in accrued expenses and other liabilities             (425)                            98
Reconciliation to net cash flow from operating activities:
  Gains on sales of real estate                                          (2,499)                          (361)
  Extraordinary item                                                        (52)                             0
                                                                         ------                         ------
                            Cash Flow From Operating Activities           1,429                          1,464

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                      (401)                          (496)
  Proceeds from properties sold                                           5,546                            507
Net insurance proceeds                                                    1,006                          1,000
Real estate mortgage loan repayments                                        123                            156
                                                                         ------                         ------
                           Cash Flow From  Investing Activities           6,274                          1,167

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal amortization payments                                          (287)                          (371)
  Principal prepayments                                                  (1,463)                             0
Bank notes payable:
  Repayments                                                             (5,549)                        (5,174)
  Principal amortization payments                                           (31)                          (115)
Certificates of deposit                                                     500                              0
Shares of beneficial interest:
  Shares issued pursuant to rights offering                                   0                          5,905
  Shares purchased and subsequently retired                                 (48)                          (297)
Distributions to shareholders                                              (655)                          (515)
                                                                         ------                         ------
                         Cash Flow Used In Financing Activities          (7,533)                          (567)
                                                                         ------                         ------
Increase in cash and short-term investments                                 170                          2,064
Balance at beginning of year                                                251                            315
                                                                         ------                         ------
Balance at end of period                                                   $421                         $2,379
                                                                         ======                         ======

See notes to financial statements.

                          CLEVETRUST REALTY INVESTORS
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995


NOTE A - INCOME TAXES

Commencing with fiscal 1993 the Trust no longer qualified as a REIT with the change in status to a taxable entity retroactive to October 1, 1992. As of October 1, 1992 the Trust adopted, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 had no effect on net income.

The Trust had no income tax expense for the nine-month periods ended June 30, 1994 and 1995 or for the fiscal year ended September 30, 1994, and it expects to have no income tax expense for the fiscal year ended September 30, 1995.

The Trust had a net deferred tax asset position at June 30, 1995 and September 30, 1994 of approximately $3,057,000 and $4,066,000, respectively. The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax will be realized.

NOTE B - INVESTED ASSETS

On February 28, 1995 the Trust completed a $2,650,000 sale of the 197 room Quality Hotel located at the airport in St. Louis, Missouri. This sale resulted in a gain of $452,000.

On March 15, 1995 the Trust completed a $2,595, 000 sale of the 224 unit Parkwood Place Apartments located in Greeley, Colorado. This sale resulted in a gain of $1,859,000.

On March 20, 1995 the Trust completed a $800,000 sale of the 51,000 square foot Walnut Hill West office building located in Dallas, Texas. This sale resulted in a gain of $97,000.

On May 31, 1995 the Trust completed a $212,000 sale of 17.7697 cares of vacant land located in Akron, Ohio. This sale resulted in a gain of $91,000. The Trust received a purchase money mortgage for the total $212,000 purchase price in connection with the sale.

On March 7, 1994 the Trust completed a $834,000 sale of 69.96 acres of vacant land located in Akron, Ohio. This sale resulted in a gain of $361,000. The Trust received a purchase money mortgage for $290,000 of the purchase price in connection with the sale.

On January 18, 1994 the Trust's Petroleum Club Building, located in Tulsa, Oklahoma, sustained a major fire. In July, 1994 the Trust and its insurance company agreed on a settlement. The total settlement of $6,025,000 has been remitted to the Trust by the insurance company. Building repairs and other costs associated with the fire are currently estimated to be adequately covered by the settlement. At June 30, 1995 the Trust had $1,006,000 accrued for repairs and other costs related to the fire. The Trust used $1,006,000 of the settlement proceeds to make a paydown on its 1994 Credit (see Note D). The Trust has the ability, subject to the conditions of the loan agreement, to borrow these funds back, when needed, to make payments for the fire repair work and other costs associated with the fire.

                          CLEVETRUST REALTY INVESTORS
                  NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE C - MORTGAGE NOTES PAYABLE

On March 16, 1995 the Trust repaid a $498,000 first mortgage loan on its shopping center located in Ardmore, Oklahoma. This loan had a maturity date of June 16, 1996.

On May 1, 1995 the Trust settled at a discount, a $1,017,000 first mortgage loan on its office building located in Englewood, Colorado, which had a maturity date of February 1, 1999. This settlement resulted in an extraordinary gain of $52,000.

NOTE D - BANK NOTES PAYABLE

On September 30, 1994 the Trust borrowed $7,689,000 under the terms of a demand note from National City Bank of Cleveland, Ohio ("NCB"). The funds were used to repay a maturing mortgage loan. This demand note had an interest rate of prime. This demand note was converted to a revolving line of credit ("1994 Credit") issued by NCB and M & T Bank of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available upon payment of an activation fee of 3/4 of 1% on the $10,000,000. Interest, which is at the option of the Trust, will be at either i) 1/4 of 1% over the prime rate; ii) 250 basis points over the LIBOR rate; or iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. Each year the lenders will review the 1994 Credit with the right to extend it for one additional year. At June 30, 1995 the outstanding balance was $5,600,000.
The 1994 Credit is secured by certain of the Trust's real estate and contains certain covenants including a covenant for a minimum shareholders' equity. At June 30, 1995 the amount of shareholders' equity free from such restrictions was approximately $5,414,000.

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

Effective December 31, 1994 the Trust terminated the December 31, 1990 Credit Agreement ("1990 Credit") it had with Society National Bank. Effective January 1, 1994 the Trust and the lender had amended the 1990 Credit by converting the loan to a revolving line of credit. During January and February, 1994 the Trust paid down the $4,508,000 balance of the 1990 Credit. There were no borrowings outstanding when the 1990 Credit was terminated.

NOTE E - SHARES OF BENEFICIAL INTEREST

On November 23, 1993 the Trust mailed a prospectus and certificate of rights to all shareholders of record as of November 12, 1993. The certificate entitled the shareholder the right to purchase one share of beneficial interest of the Trust for every two shares that the shareholder owned at a price of $3.25 per

                          CLEVETRUST REALTY INVESTORS
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE E - SHARES OF BENEFICIAL INTEREST (Continued)

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

On June 24, 1994 the Trust purchased 103,210 of its Shares of Beneficial Interest at a price of $2.875 per share. All 103,210 shares were retired by the Trust.

On April 17, 1995 the Trust purchased 14,000 of its Shares of Beneficial Interest at a price of $3.40 per share. All 14,000 shares were retired by the Trust.

NOTE F - DISTRIBUTIONS

The Trustees at their April 25, 1995 meeting declared a quarterly cash distribution of $.04 per share payable July 21, 1995 to shareholders of record as of July 7, 1995. The Trustees at their July 25, 1995 meeting declared a quarterly cash distribution of $.04 per share payable on October 20, 1995 to shareholders of record as of October 6, 1995.


NOTE G - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

At June 30, 1995 the Trust owned $63,220,000 in real estate investments at cost and had two real estate mortgage loans with a combined balance of $325,000. These investments, net of accumulated depreciation, totaled $41,458,000. This compares to total real estate investments at cost of $71,028,000, one real estate mortgage loan with a balance of $236,000 and a carrying value after accumulated depreciation of $45,616,000 at September 30, 1994. The $4,158,000 reduction since year end was the net result of the following: (i) the February 28, 1995 sale of the St. Louis hotel, book value $1,875,000; (ii) the March 15, 1995 sale of the apartments located in Greeley, Colorado, book value $636,000; (iii) the March 20, 1995 sale of a 51,000 square foot office building located in Dallas, Texas, book value $637,000; (iv) the May 31, 1995 sale of 17.7697 acres of vacant land located in Akron, Ohio, book value $111,000; (v) the recording of a purchase money mortgage in the amount of $212,000 in connection with aforementioned sale of the Akron vacant land; (vi) receiving $123,000 in real estate loan repayments; (vii) spending $401,000 on improvements to existing properties; and (viii) recording depreciation expense of $1,389,000.

With a portion of the proceeds from the sales of the hotel and the apartments, the Trust repaid in full the $3,460,000 balance of the loan it had with Ohio Savings Bank. Additionally, with $1,006,000 of the Insurance Settlement Proceeds which the Trust had received as a part of the settlement between the Trust and its insurance company in connection with the January 18, 1994 fire at the Petroleum Club Building located in Tulsa, Oklahoma (see Note B to the Financial Statements) and the balance of the proceeds from the sales of the above referenced properties, the Trust repaid in full two mortgage notes ( a $498,000 first mortgage on a shopping center in Ardmore, Oklahoma and a $1,017,000 first mortgage on an office building in Englewood, Colorado) and made a paydown on the 1994 Credit of $2,098,000.

The $2,264,000 increase in shareholders' equity at June 30, 1995 from September 30, 1994 was the net effect of the Trust's recording net income of $2,967,000, making distributions to shareholders of $655,000 during the nine month period ended June 30, 1995 and repurchasing and retiring 14,000 of the Trust's shares. At June 30, 1995 the Trust's debt to equity ratio was .59 to 1.00 compared to
 .96 to 1.00 at September 30, 1994.

RESULTS OF OPERATIONS

Quarter ended June 30, 1995 versus June 30, 1994

Income from real estate operations during the quarter ended June 30, 1995 increased $152,000 (23%) when compared to the quarter ended June 30, 1994. Rental income for the quarter ended June 30, 1995 increased $65,000 (2.7%) compared to the quarter ended June 30, 1994. Real estate operating expenses decreased $21,000 (1.7%) while depreciation expense declined $66,000 (13.3%) in the three months ended June 30, 1995 versus 1994. The primary reason for the increase in income from real estate operations and rental income was due to the Trust's purchase in August, 1994 of a 104,000 square foot office building located in Dallas, Texas. The rental income increase would have been much higher but

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (Continued)

was reduced by the loss of the rents from the properties which were sold, as described above. The sale of these properties was also the primary reason for the lower real estate operating expenses when comparing 1995 to 1994.

The $104,000 (21.4%) decrease in interest expense for the three month period ended June 30, 1995 when compared to the same period one year ago was primarily due to the Trust paying interest on significantly lower borrowings outstanding. During the current three month period the average monthly debt outstanding was approximately $15.1 million compared to an average monthly debt outstanding of approximately $20.3 million for the three month period one year ago. The average interest rate for the current quarter was approximately 10.1% compared to approximately 9.5% one year ago.

On May 31, 1995 the Trust completed a $212,000 sale of 17.7697 acres of vacant land located in Akron, Ohio. This sale resulted in a gain of $91,000.

On May 1, 1995 the Trust settled, at a discount, a $1,017,000 first mortgage loan on its office building located in Englewood, Colorado. This settlement resulted in an extraordinary gain of $52,000. There was no comparable activity during the three months ended June 30, 1994.

Nine Months ended June 30, 1995 versus June 30, 1994:

Income from real estate operations during the nine months ended June 30, 1995 increased $370,000 (18.7%) compared to the nine months ended June 30, 1994. Rental income for the nine months ended June 30,1995 increased $481,000 (6.7%) when compared to the nine months ended June 30, 1994. Real estate operating expenses during the current nine months increased $204,000 (5.4%) when compared to the same period one year ago. These increases were primarily due to the Trust's purchase in August, 1994 of a 104,000 square foot office building located in Dallas, Texas. Depreciation expense declined $93,000 (7.6%) when comparing the two periods.

The $221,000 (13.7%) decrease in interest expense for the nine month period ended June 30, 1995 when compared to the same period one year ago was primarily due to less borrowings outstanding. During the current nine month period the monthly average debt outstanding was approximately $18.4 million compared to an average monthly debt outstanding of approximately $22.6 million for the comparable period one year ago. The average interest rate during the current nine month period was 10.1% compared to an average interest rate of 9.5% for the same period one year ago.

On February 28, 1995 the Trust complete a $2,650,000 sale of the 197 room Quality Hotel located at the St. Louis, Missouri airport. This sale resulted in a gain of $452,000. On March 15, 1995 the Trust completed a $2,595,000 sale of the 224 unit Parkwood Place Apartments located in Greeley, Colorado. This sale resulted in a gain of $1,859,000. On March 20, 1995 the Trust completed a $800,000 sale of the 51,000 square foot Walnut Hill West office building located in Dallas, Texas. This sale resulted in a gain of $97,000. The $91,000 balance of the gains for the nine months ended June 30, 1995 was from the Akron land sale discussed previously. On March 7, 1994 the Trust completed a $834,000 sale of 69.96 acres of vacant land located

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (CONTINUED)

in Akron, Ohio.  This sale resulted in a gain of $361,000.

The $52,000 extraordinary income item for the nine months ended June 30, 1995 was discussed above.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibit 27  - Financial Data Schedule
                (Filing for SEC only)

           (b)  Reports on Form 8-K
                There are no items or events requiring reporting with respect to this item.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     CLEVETRUST REALTY INVESTORS
                                                                    (Registrant)





Date:    August 2, 1995
                                        By:  /s/   John C. Kikol
                                            -----------------------------
                                               John C. Kikol, President





Date:    August 2, 1995
                                        By:   /s/   Michael R. Thoms
                                            ------------------------------
                                               Michael R. Thoms, Vice President
                                                     and Treasurer

                                                    CLEVETRUST REALTY INVESTORS

                                   QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED JUNE 30, 1995

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