Form 10-K405
period 1995-09-30
CLEVETRUST REALTY INVESTORS
filed 1995-12-18
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM  10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 1995

                       Commission File Number   0-5641
                                                ------

                          CleveTrust Realty Investors
                          ---------------------------
             (Exact name of Registrant as specified in its charter)

         Massachusetts                                     34-1085584
         -------------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2001 Crocker Road,  Suite 400, Westlake, Ohio                 44145
---------------------------------------------                 -----
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (216)  899-0909
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:

                  Shares of Beneficial Interest, $1 Par Value
                  --------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X.     No     .
                                                 -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
               -----

At December 1, 1995, 5,217,143 Shares of Beneficial Interest, par value $1.00 per Share, were outstanding, and the aggregate market value of the Shares of the Registrant held by non-affiliates (based upon the closing price of the Registrant's Shares on December 1, 1995, which was $4.625) was approximately $6,744,000. For purposes of this information, the outstanding Shares beneficially owned by all Trustees and Officers of the Registrant, were deemed to be the shares held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CleveTrust Realty Investors Proxy Statement for the 1995 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this report. With the exception of those portions which are expressly incorporated by reference into this annual report on Form 10-K, the documents incorporated by reference are not deemed filed as part of this report.

The sequential page in this Report where the Exhibit Index is located is Page
51.

                                     PART I
                                     ------

Item  1.   Business.
--------   ---------

General:
--------

CleveTrust Realty Investors (the "Trust") is a business trust organized in Massachusetts which commenced operations in 1971. The Trust's assets are composed principally of equity investments in real estate and two real estate mortgage loans. The Trust intends to acquire additional ownership interests in suburban office buildings located in the Midwest and/or Southwest Continental United States. The form of the Trust's investments in real estate can vary. Alternatives can include improved property, or through investments in joint ventures and/or other legal entities. The Trust directly manages all of its improved properties. Additionally, the Trust recently has made investments in real estate companies' securities primarily real estate investment trusts ("REITs") and is considering additional such investments. At September 30, 1995 the Trust had 21 full-time employees.

On August 21, 1995 the Trust mailed an Offer to purchase for cash an aggregate of up to 500,000 Shares of Beneficial Interest for a price of $4.00 per Share to each shareholder of the Trust. The Offer ended September 22, 1995 and at its conclusion 239,553 Shares were purchased and retired by the Trust.

On November 23 , 1993, the Trust mailed a prospectus and certificates of rights to all shareholders of record as of November 12, 1993. The certificates entitled the shareholder to the right to purchase one Share of Beneficial Interest of the Trust for every two Shares the shareholder owned, at a price of $3.25 per Share. Additionally, this offering provided for an oversubscription privilege which entitled each holder of a right to subscribe for Shares not purchases by other holders of rights. Oversubscriptions were allocated prorata based on the number of Shares owned. The offering expired on January 28, 1994. All 1,857,969 Shares available were sold. The net proceeds to the Trust totaled $5,929,000.

On November 17, 1992 the Trust mailed a prospectus and certificates of rights to all shareholders of record as of November 12, 1992. The certificates entitled shareholders to the right to purchase one Share of Beneficial Interest of the Trust for each Share that the shareholder owned at a price of $2.50 per Share. Additionally, this offering provided for an oversubscription privilege which entitled each holder of a right to subscribe for Shares not purchased by other holders of rights. The offering also provided that if any Shares were not purchased by shareholders could be sold to third-party investors. The offering expired on December 28, 1992. The Trust sold 1,759,165 Shares of the 1, 956,772 Shares available in the offering. The net proceeds to the Trust totaled $4,231,000.

Portfolio:
----------

At September 30, 1995, the Trust's investment portfolio consisted primarily of ownership interests in seven multi-tenanted office buildings, four multi-tenanted shopping centers, and two retail centers (collectively, the "Properties"). See Item 2 of Part I below. The significant investment portfolio activity of the last three fiscal years is discussed under Item 7 of
Part II below. Information pertaining to the operating revenues, operating income or loss and total assets of the Trust for each of the last three fiscal years is provided under Item 6 of Part II below.

The Trust's primary business objectives are to increase distributions per share and to increase the value of the Trust's Properties. The Trust's operating strategy is intended to achieve these objectives. One focus of this operating strategy is to maximize funds from operations from the Trust's Properties, thereby enhancing their value, through (i) rental rate increases, to the extent that competitive conditions permit; (ii) improve-

                                     PART I
                                     ------

Item: 1.       Business  (continued):
--------       ----------------------

ments in tenant retention; (iii) emphasis on expense controls consistent with the proper maintenance of the Properties; and (iv) strategic capital investments in order to increase the competitive position of the Properties. The Trust also believes that funds from operations from its investments may increase as a result of cyclical market recoveries and growth. The Trust strives to maintain operating expenses at its Properties at the lowest practical levels given the need to adequately operate and maintain its Properties, the majority of which were constructed in the mid-1970's to mid-1980's. Maintenance is emphasized because it is considered critical to the long-term appreciation of the Properties.

The second focus of the Trust's operating strategy is to pursue the acquisition of suburban office building properties which Management believes present opportunities for creating value. The Trust will seek to invest in those Properties that Management believes are available at prices below estimated replacement cost, have strong potential for growth in funds from operations, attractive rates of return relative to the associated risk, and are capable of growth in investment value through application of the Trust's management ability and strategic capital improvements. The Trust expects to be able to achieve this objective due to inefficiencies which presently exist in the suburban office building market, although there can be no assurance that such objective will be achieved. These inefficiencies have been created in certain markets due to an oversupply of properties. In addition, Management believes that ineffective property and asset management by under-capitalized ownership and the scarcity of financing for real estate transactions have contributed to a systematic under-valuation of certain real estate assets which the Trust will attempt to capitalize upon. Since January, 1994 the Trust has evaluated numerous possible acquisitions of suburban office building properties and has made bids on several properties, but the competition for such properties has increased dramatically. As a result, the Trust has been out-bid on several of the properties it has attempted to buy. Notwithstanding the increased competition, the Trust will continue its efforts to find such properties that satisfy the Trust's investment criteria.

The third and newest focus of the Trust's operating strategy is to pursue the investment in securities of real estate companies whose stock is valued at less than the value of the assets owned by the company. The Trust believes that its Management should be able to evaluate the real estate assets of real estate companies (primarily REITs) in substantially the same manner as if they were purchasing the assets, although the information available with respect to specific properties in a real estate company's portfolio generally is not as detailed or current as would be available in negotiation of a direct property purchase. By investing in securities, the Trust believes that it will be able to take advantage of the returns provided by companies with high quality real estate assets and will allow the Trust to share in the ownership in more markets. Since investments in real estate equities tends to be long term in nature (see "Real Estate Market Conditions", below), by investing in securities the Trust believes that its portfolio will be more balanced, as securities tend to be more liquid in nature and can be disposed of more quickly than directly owned investments in real estate. These investments are expected to give the Trust immediate returns in the form of dividends, plus the ability in to realize a future return should the market value of the stock increase and the Trust decide to dispose of the securities.

Since fiscal 1989, the Trust's portfolio of Properties has generated sufficient revenue to cover all operating expenses (excluding depreciation, a non-cash expense), amortization of mortgage notes payable, required amortization of bank notes payable, and capital improvements to existing properties. The Trust believes that sufficient revenues will also be available to cover anticipated distributions.

                                     PART I
                                     -------

Item  1.      Business  (continued):
--------     ----------------------
Financing and Leverage:
-----------------------

The Trust believes that the use of borrowed funds in purchasing properties can help to maximize the Trust's investments. As of September 30, 1995 two of the Trust's investments were leveraged with long-term non-recourse individual mortgage financing and one property was leveraged with a $2,146,000 loan of which the first $750,000 is recourse and the balance is non-recourse. As of September 30, 1995 six of the Trust's remaining improved properties served as collateral for the Trust's bank notes payable. See Note E of the Notes to the Financial Statements presented in Part II, Item 8 of this report.

Effective November 30, 1994 the Trust and two banks, National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo ("M & T") signed a revolving line of credit agreement for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available at the Trust's discretion upon payment of an activation fee of 3/4 of 1% on the $10,000,000. This loan is for an initial term of three years. The banks will review the loan annually, and if satisfied, they will extend the loan for an additional year at that time. Therefore, the Trust will have an annually renewed three year loan or two years in which to replace the loan. At the Trust's option interest on any loan will be at any of the following rates (i) the prime lending rate plus 1/4 of 1%; (ii) 250 basis points over the LIBOR rate; or (iii) NCB's fixed rate of interest in effect from time to time. It is the Trust's present intention to use this revolving line to finance the purchase of suburban office buildings and invest in real estate companies' securities.

Real Estate Market Conditions:
------------------------------

Investments in real estate equities tend to be long term investments, and accordingly, tend to limit the ability of the Trust to vary its portfolio of real estate owned promptly in response to changing economic, financial and investment conditions, such as overbuilding in certain markets and the resulting intense competition for tenants. Although the Trust requires leases from all tenants occupying space in its properties, in the event of a default by a tenant, the Trust may modify the lease terms or evict the tenant. Tenant evictions result in increased expenses and the possibility of lost rents until the space is re-leased.

It should be noted that the largest tenant occupying space in any of the Trust's Properties currently pays rent totaling $974,000 or 9.5% of the Trust's 1995 revenues. This tenant has a lease which matures September 30, 2005 but the lease contains six 10-year option provisions at the tenant's discretion which, if exercised, would extend the maturity date to September 30, 2065. The rent paid by this tenant is subject to an annual adjustment based on the increase or decrease in operating expenses of the property.

The Trust, in order to remain competitive, leases space at its properties at rates which are dictated by the market in which the property exists. The market rates, which are quoted to both new tenants and tenants who are renewing their leases, were at their highest levels in the early 1980's. These rates began to decline at most of the properties in 1984 and continued to decline through 1988. At that time, the market rates at all of the Trust's properties were at their lowest levels. Since 1989, the market rates have tended to increase. In 1995 the market rates at the majority of the properties were higher than those in 1988 but have not returned to the high rates that existed in 1983. The Trust is encouraged by the current trends in rates.
Additionally, the majority of leases at the Properties include provisions for the tenant to pay additional rent if operating expenses of the property increase.

                                    PART  I
                                    -------

Item 1.     Business (continued):
-------     ---------------------
Taxation:
---------

Through fiscal 1992 the Trust operated so as to qualify as a real estate investment trust (a "REIT") as defined by Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Effective April 1, 1993 the Trust automatically failed to qualify as a REIT under the Code as on such date more than 50% in value of the Trust's shares (after the application of certain constructive ownership rules) were owned by five or fewer individuals.

Although the Trustees had the right pursuant to Section 8.5 of the Declaration of Trust to prevent the transfer, and/or call for the redemption of, securities of the Trust sufficient in the opinion of the Trustees to meet requirements for REIT status, the Trustees in their discretion determined that maximizing proceeds from the December 1992 rights offering (the "1992 Rights Offering") outweighed the benefits of REIT status. The primary impact on the Trust as a result of the failure to qualify as a REIT is that the Trust is now required to file its federal and state income tax returns as a corporation and is subject to taxation as a corporation. As a result, distributions to shareholders will be subject to double taxation to the extent of current and accumulated earnings and profits of the Trust. Additionally, the Trust will not be able to re-qualify as a REIT until fiscal year 1998. Loss of REIT status should not have a materially adverse tax effect on the shareholders because as of September 30, 1995 the Trust has net operating loss carry forwards (NOL's) of approximately $6.4 million available to offset taxable income. As the Trust has failed to qualify as a REIT as a result of five or fewer individuals acquiring 50% or more in value of the Trust's Shares, the Trust is also subject to Section 382 of the Code which limits the amount of NOL's available to the Trust on an annual basis. In future years, the Trust can use approximately $298,000 per year of NOL's plus any prior year's unused portion (limited by carryforward periods) for NOL's generated prior to December, 28, 1992. The Trust can also use NOL carryforwards generated after December 28, 1992. These carryforwards of approximately $5.4 million expire through 2009. The remaining carryforwards of $1.0 million may be recognized for a period through fiscal 1998 against gains on sales of properties, if any, to the extent that fair market values of these properties exceeded their tax bases as of December 28, 1992.

Competition and Limited Resources:
----------------------------------

The Trust's Properties will be subject to competition from similar types of properties in the vicinities in which they are located. The areas in which the Trust intends to acquire properties have experienced a softening of their real estate markets. This is due in part to overbuilding, slower growth in certain local economics, and a decline in the energy industry which causes increased competition for tenants. Such increased competition is continuing and may adversely affect the ability of the Trust to renew existing leases as they expire or to attract new tenants for vacant space. Such competition will have an adverse effect on the levels of rents which the Trust will be able to realize on new leases and has had an adverse effect on property values in the markets being targeted by the Trust.

The Trust is relatively small in comparison to many of its competitors. This size limits the Trust's resources and may limit its ability to compete effectively in the geographic markets in which it focuses. Also, the Trust's relative size limits its ability to diversify its portfolio selections, which may also limit its ability to compete effectively.

                                    PART  I
                                    -------


Item 2 .    Properties.
-------     -----------

General:
--------

At September 30, 1995 the Trust had a total invested assets of $41,245,000. The invested assets included $40,942,000 of investments in real estate and $303,000 of real estate mortgage loans.

The Trust's $40,942,000 of investments in real estate as of September 30, 1995 included the following: seven office buildings with a carrying value of $20,751,000; six commercial properties with a carrying value of $19,941,000; three single family units with a carrying value of $47,000; and one investment in land with a carrying value of $203,000. Carrying value represents amounts included in the Trust's Statement of Financial Condition as of September 30, 1995 after depreciation. Although Management will from time to time undertake a major renovation of a Property in order to keep it competitive within its market, at this time Management has no plans for a major renovation of any of its Properties. During fiscal 1994 and 1995, the Petroleum Club Building located in Tulsa, Oklahoma underwent major reconstruction and repair work as a result of a fire which occurred in January, 1994. The Trust and its insurance company agreed to a settlement for the repair of the property in July, 1994. All repairs and building improvements were paid for from the insurance proceeds.

In the opinion of Management, all Properties in the Trust's portfolio are adequately covered by insurance. Additionally, all properties are suitable and adequate for their intended use.

The amount of leverage varies among the Properties which the Trust presently owns. At September 30, 1995 two of the Trust's Properties were leveraged with long-term non-recourse individual mortgage financing and one property is leveraged with a $2,146,000 loan of which the first $750,000 is recourse and the balance is non-recourse. Additionally, as of September 30, 1995 six of the Trust's remaining investments serve as collateral for the Trust's bank notes payable.

At September 30, 1995 the Trust owned two real estate mortgage loans with a total balance of $303,000. Both loans are purchase money mortgages received by the Trust in connection with sales of vacant land in Akron, Ohio. The first was a $290,000 loan received in connection with the $834,000 March, 1994 sale of 70 acres. The second was a $212,000 loan received in connection with the $212,000 May, 1994 sale of 17.7697 acres.

                                    PART I
                                    ------

Item 2.   Properties (Continued):
------    -----------------------

Investments in Real Estate:
---------------------------

The following table analyzes the investments in real estate as of September 30, 1995 by type of property.

                                                                Square
                                              Percentage      Footage or
                                  Year          Leased         Rentable           Trust        Accumulated          Mortgage
  Description                    Acquired       (A)  (B)         Units         Investments     Depreciation           Debt
-----------------                --------    ------------   --------------     -----------     --------------      ----------
                                                                                      (--------in thousands--------)
 OFFICE BUILDINGS:
    Dallas, Texas:
      Walnut Stemmons
        Office Park               1975           79%          88,000sf          $  3,149         $ 2,093             $  ----
       Office Alpha (F)           1983           91          103,000              10,925           3,197                ----
       14800 Quorum               1994           90          104,000               4,095             119               2,146
    Denver, Colorado:
       Englewood Bank
        Building (G)              1971           97          129,000(C)            4,833(D)        2,949                ----
       Executive Club
        Building (H)              1972           93           96,000               4,442           2,793                ----
      Littleton  Bank
        Building                  1973          100           58,000(C)            3,122(E)        1,321               1,268
    Tulsa, Oklahoma:
      Petroleum Club
        Building                  1972           81          115,000               6,842           4,185                ----
                                                 --         --------            --------          -------           --------
   TOTAL OFFICE BUILDINGS:                       90          693,000              37,408          16,657               3,414

 SHOPPING CENTERS:
    Austin, Texas :
        Cannon West (I)           1987           82          123,000               8,172           1,973               5,852
    Davenport, Iowa:
        Spring Village (J)        1987          100          103,000               5,527             953               ----
    Dubuque, Iowa
        Warren Plaza (K)          1987          100           90,000               5,364           1,040               ----
    Ardmore, Oklahoma:
        Tiffany Plaza             1989           95          147,000               3,940             812               ----
                                                 --         --------            --------          -------           --------
    TOTAL SHOPPING CENTERS:                      94          463,000              23,003           4,778              5,852

 RETAIL CENTERS:
    Dallas, Texas:
        European Crossroads       1988           19          187,000                 868               0               ----
    Hilton Head, SC :
        Triangle Square           1976           89           93,000               1,897           1,049
                                                 --         --------            --------          -------           --------
    TOTAL RETAIL CENTER:                         43          280,000               2,765           1,049


 OTHER:                                                                              309              59               ----
                                  ----           --         --------            --------          -------           --------
                                                                                 $63,485         $22,543              $9,266
                                                                                 =======         ========           ========

                                    PART  I
                                    -------

Item 2.   Properties (Continued):
------    -----------------------

Investments in Real Estate:  (Continued):
-----------------------------------------

(A) At September 30, 1995 the Trust had 512 tenants under lease in its office buildings, shopping centers and retail centers (excluding the mini warehouses at Triangle Square). These tenants are under leases of one year or more. Additionally, the Trust had 168 month-to-month leases for mini-warehouse spaces at Triangle Square.

(B) The following lists individually those tenants who occupy 10,000 square feet or more, and whose original lease terms expire five years or more from September 30, 1995. Eleven (11) other tenants who occupy less than 10,000 square feet and have leases which expire five years or more from September 30, 1995 are grouped together and shown as Others on the table below:

                                                      Expiration       Square             Annual
   Property                  Tenant                      Date          Footage           Base Rent
---------------         -----------------           --------------     -------           ---------
Englewood Bank          Bank One, Denver             9/30/2005         108,000           $  974,000
Petroleum Club          Petroleum Club               4/30/2003          25,000              157,000
Littleton Bank          Norwest Bank                 1/14/2008          35,000              315,000
Cannon West             H. E. Butt                  10/05/2001          50,000              250,000*
Spring Village          Eagle Foods                  6/30/2005          46,000              204,000*
Spring Village          Bombay Rest.                 1/31/2011          10,000               98,000*
Spring Village          Walgreen's                  11/30/2010          11,000               67,000*
Spring Village          I. H. Miss                  11/30/2001          10,000               34,000
Warren Plaza            HY-VEE                       9/08/2013          52,000              259,000*
14800 Quorum            Preston                      3/21/2002          13,000              130,000
Various                 Others                         Various          26,000              359,000*
                                                                        ------             --------

                                                                       386,000           $2,847,000
                                                                       =======           ==========

          * Leases marked with an asterisk have additional rent provisions to be paid based on a percentage of the gross sales over a base sales figure.

          All leases listed on the table are subject to an annual adjustment in rent based on the increase or decrease in the operating expenses of the Property.

          The annual base rents of the tenants listed in the table equal 28% of the total 1995 rental income, and these tenants occupy 386,000 square feet (33%) of the total 1,178,000 square feet currently occupied. The remaining 792,000 square feet are occupied by 491 tenants. These tenants' leases expire during the next five years. The loss of rentals from any one of these leases, which the Trust would not be able to renew or replace, would not have a significant effect on the Trust's operations.

(C)   The following is a list of those tenants who occupy 50% or more of a
      Property:

          Englewood Bank Building -- Bank One, Denver -- 108,000 sq. ft. (83%) Littleton Bank Building -- Norwest -- 35,000 sq. ft. (61%)

                                    PART  I
                                    -------

Item 2.   Properties (Continued):
------    -----------------------

Investments in Real Estate:  (Continued):
-----------------------------------------

(D) The Trust owns the improvements subject to a ground lease which expires January 31, 2024. The Trust has four, eleven year options to extend the ground lease. The current lease rent is $105,545 per year. The rent can be increased to 7 1/2 % of the land value, not to exceed 110% of the previous year's rent. This increase is allowed every ten years. The next time an increase could be made is 2002. At the end of the lease and any extension exercised, the improvements become the property of the land owner, Bank One, Denver, which is a tenant in the building. In September, 1995 the Trust and Bank One executed an Option Purchase Agreement. The Trust has paid Bank One an Option Deposit of
       $40,000 which gives the Trust the option to purchase the land under lease for a purchase price of $1,260,000. The Trust currently anticipate that the closing of the purchase will take place around February 1, 1996.

(E) The Trust owns the improvements subject to a ground lease which expires December 31, 2026. The lease rent is $10 per year through 2006, $26,000 per year for the years 2007 through 2016 and $30,000 per year for the years 2017 through 2026. At the end of the lease, the improvements become the property of the land owner, Norwest, which is a tenant in the building.

(F) Office Alpha. Office Alpha is located in the North-Dallas LBJ-East office market of Dallas, Texas. Office Alpha contains five stories and is suitable and adequate for its use as an office building.

       Space in the building is leased to service and professional organizations for use as general offices. The Trust's policy is to sign leases with new and renewal tenants for periods of three to five years in order to take advantage of changes in the market.

       Presently, the Trust has no plans for any significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       There are numerous office buildings in the direct vicinity, some of higher quality, and numerous projects of similar age, style, condition and quality that directly compete with Office Alpha. Leasing proposals for both new and renewal tenants in this submarket are highly competitive. Many of the Trust's competitors in this submarket have substantially greater capital and resources than the Trust.

       Occupancy for the fiscal years ended September 30, 1991 through 1995 was as follows: 91% for 1991, 73% for 1992, 84% for 1993, 83% for 1994 and
       91% for 1995. The Property's average rental rates per occupied square foot for the same period were: $9.95 in 1991, $9.61 in 1992, $8.91 in 1993, $9.00 in 1994 and $9.52 in 1995.

       At September 30, 1995 Jewish Family Services of Dallas, Inc., a non-profit organization which performs social services primarily for the Jewish community in Dallas, was the only tenant occupying 10% or more of the space in Office Alpha. This tenant's annual rent is $96,000. Its lease expires September 30, 1996.

                                   PART  I
                                   -------

Item 2.    Properties (Continued):
-------    -----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

        Based upon leases in place at September 30, 1995 lease expirations for the next ten fiscal years ended September 30, 2005 are as follows:

                           Number              Total                             Percent of Gross
                          of Leases           Sq. Ft.          Annual Base        Annual Base
     Year                 Expiring           Expiring         Rents Expiring     Rents at 9/30/95
     ----                 --------           --------         --------------     ----------------
     1996                    24               45,114           $ 422,112               46%
     1997                     5                6,775              65,160                7
     1998                    12               21,861             214,704               24
     1999                     4               13,646             123,579               14
     2000                     4                8,300              85,080                9
     2001-2005             NONE

       Office Alpha is depreciated for tax purposes using the straight line basis with the building and improvements having a 15 year life. The depreciable tax basis was $2,261,000 at September 30, 1995. The 1994 real estate taxes for the Property were $94,960 based on a millage rate of $2.70 per $1,000 of assessed value. The 1995 real estate taxes are not yet known.

(G) Englewood Bank Building. The Englewood Bank Building is located in Englewood, Colorado. The building contains 10 stories and is suitable and adequate for its use as a bank and office building.

       The main tenant is Bank One, Denver which occupies 83% of the building. The balance of the building is primarily leased to small service or professional organizations for use as general offices. The Trust's policy is to sign leases of three to five years in order to take advantage of changes in the market.

       The Trust has no plans for any significant renovations of the Property other than normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       The Englewood Bank Building is subject to limited direct competition from comparable office projects in the general vicinity. There is only one competing high-rise office building in the area of similar size, quality, condition and location to the Englewood Bank Building. Other competing projects consist of low-rise office buildings and converted retail space generally considered to be of lesser quality.

       The occupancy rates for the fiscal years ended September 30, 1991 through 1995 were as follows: 97% in 1991, 89% in 1992, 91% in 1993, 98% in 1994 and 97% in 1995. The Property's average rental rate per occupied square foot for the same period was $6.55 in 1991, $6.65 in 1992, $6.69 in 1993, $6.80 in 1994 and $6.63 in 1995.

                                   PART  I
                                   -------

Item  2.    Properties (Continued):
--------   -----------------------

Investments in Real Estate: (Continued)
---------------------------------------


       Bank One, Denver is the only tenant occupying over 10% of the rentable space. Its annual rent is currently $974,000 but is subject to an annual adjustment based on increases or decreases in property expenses. This lease expires September 30, 2005 and has six, ten year renewal options available.

       Lease expirations based upon base rents of leases in place at September 30, 1995 for the ten years ended September 30, 2005 are as follows:



                           Number          Total                           Percent of Gross
                         of  Leases       Sq. Ft.       Annual Base        Annual Base Rents
       Year               Expiring       Expiring      Rents Expiring         at 9/30/95
       ----               --------       --------      --------------        -------------

       1996                   6            5,426          $ 52,968                4%
       1997                   4            7,171            67,320                6
       1998                   1              580             6,120                1
       1999                   2            6,430            56,148                5
       2000 - 2004           NONE
       2005                   1          107,663           973,690               84

       The Englewood Bank Building is depreciated for tax purposes using the straight line method over 40 years for the building and improvements. The depreciable tax basis was $2,018,000 at September 30, 1995. The 1994 real estate taxes for the Property were $101,857 based on a millage rate of $8.1046 per $1,000 of assessed value. The 1995 real estate taxes are not yet known.

(H) EXECUTIVE CLUB BUILDING. The Executive Club Building is located in Denver, Colorado. The building contains eleven floors and has a health club, which includes a swimming pool, located in the basement. The building is suitable and adequate for its use as an office building.

       Space in the building is leased to service and professional organizations for use as general offices. The Trust's policy is to sign new leases with new and renewal tenants for periods of three to five years in order to take advantage of changes in the market.

       Presently, the Trust has no plans for any significant renovations of the property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       There are numerous office buildings in the direct vicinity, some of higher quality, and numerous projects of similar age, condition and quality that directly compete with the Executive Club Building.
       The Trust believes that the advantage that this building has is that the building caters to small tenant users, while the majority of the properties in the area prefer larger tenants.

                                     PART  I
                                     -------

Item  2.    Properties (Continued):
--------    ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

       Occupancy for the fiscal years ended September 30, 1991 through 1995 was as follows: 88% in 1991; 92% in 1992; 97% in 1993 and 1994 and
       93% in 1995. The Property's average rental rates per occupied square foot for the same periods were: $9.45 in 1991; $9.69 in 1992; $9.55 in 1993; $10.15 in 1994 and $11.63 in 1995.

       There are no tenants in this property occupying 10% or more of the space.

       Based upon leases in place as of September 30, 1995 lease expirations for the next ten fiscal years ended September 30, 2005 are as follows:

                       Number          Total                         Percent of Gross
                     of  Leases       Sq. Ft.      Annual Base         Annual Base
       Year           Expiring       Expiring     Rents Expiring     Rents at 9/30/95
       ----           --------       --------     --------------     ----------------
       1996              17           31,739         $414,216               40%
       1997              25           29,123          316,060               30
       1998              19           21,117          230,916               22
       1999               3            6,613           78,264                8
       2000 - 2005      NONE

       The Executive Club Building is depreciated for tax purposes using the straight line method with the building and improvements having a 40 year life. The depreciable tax basis was $1,827,000 at September 30, 1995. The 1994 real estate taxes for the Property were $75,396 based on a millage rate of $8.0741 per $1,000 of assessed value. The 1995 real estate taxes are not yet known.

(I)    CANNON WEST SHOPPING CENTER.   The Cannon West Shopping Center is a
       grocery-anchored neighborhood strip center located in Austin, Texas. Cannon West's main tenants operate retail businesses. The Property is suitable and adequate for its use as a strip shopping center.

       The Trust has no plans for significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       The Trust owns this Property in fee simple, subject to a first mortgage loan, at a rate of 9.5%, which matures May 1, 1997. At September 30, 1995 the balance of this loan was $5,852,000. By maturity $181,000 of scheduled amortization payments are required and therefore a balance of $5,671,000 will be due at maturity. There is a prepayment penalty of 4.5% effective May 28, 1995 which decreases 1/2 of 1% per year to a minimum of 4% until maturity.

       The Cannon West Shopping Center is subject to a limited amount of direct competition in its immediate trade area. Although there are a number of grocery anchored shopping centers located in South Austin serving the south-side communities that are located along William Cannon Drive-- a major East-West highway serving the South Austin area -- Cannon West Shopping Center is the only retail shopping center located at the intersection of William Cannon Drive and Westgate Boulevard that serves the immediate surrounding neighborhoods.

                                    PART  I
                                    -------

Item  2.    Properties (Continued):
--------    ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

       Occupancy for the fiscal years ended September 30, 1991 through 1995 was as follows: 84% in 1991; 88% in 1992; 93% in 1993; 75% in 1994; and
       82% in 1995. The average rental rate, including percentage rents, per occupied square foot during the same period was $6.28 in 1991;
       $7.44 in 1992; $7.05 in 1993; $8.38 in 1994; and $9.01 in 1995.

       Cannon West has one tenant that occupies more than 10% of the Property,
       H.E. Butt Grocery Store ("HEB").   Their annual base rent is
       $250,000. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. For 1995 the percentage rent paid was $104,000. This lease expires October 5, 2001 and has four, five year renewal options. In September, 1995 the Trust was notified by HEB that they had purchased a parcel of land approximately one mile from Cannon West. Should HEB build a store and/or a shopping center on this parcel of land, it could effect Cannon
       West.

       Lease expirations based on leases in place at September 30, 1995 for the ten years ended September 30, 2005 are as follows:


                        Number                Total                                Percent of Gross
                        of Leases             Sq. Ft.            Annual Base          Annual Base
       Year             Expiring             Expiring          Rents Expiring      Rents at 9/30/95
       ----             --------             --------          --------------      ----------------
       1996               12                  20,147              $235,600                30%
       1997                3                   3,604                48,276                 6
       1998                5                   9,199               109,414                14
       1999                2                   2,760                27,600                 3
       2000                1                   2,295                29,376                 4
       2001                3                   4,968                56,891                 7
       2002                1                  49,585               250,000                31
       2003                1                   2,373                39,214                 5
       2004 - 2005        NONE

       The building and improvements are depreciated for tax purposes using the straight line method over 18 years. The depreciable tax basis was $3,949,000 at September 30, 1995. The 1994 real estate taxes were $160,468 based on a millage rate of $2.51 per $1,000 of assessed value. The 1995 real estate taxes are not yet known.

(J)    SPRING VILLAGE SHOPPING CENTER.   The Spring Village Shopping Center is a
       grocery-anchored neighborhood strip center located in Davenport, Iowa. Spring Village's main tenants operate retail businesses. The Property is suitable and adequate for its use as a strip shopping center.

       The Trust has no plans for significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

                                    PART  I
                                    -------

Item  2.    Properties (Continued):
--------    ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

       The Spring Village Shopping Center is subject to direct competition in its immediate trade area. There are several grocery anchored shopping centers located on Kimberly Road, the major retail East-West road servicing Davenport. At September 30, 1995 Spring Village was 100% occupied primarily due to the attractiveness of the center's grocery store which was recently remodeled and expanded at the cost of the Store.

       Occupancy for the fiscal years ended September 30, 1991 through 1995 was as follows: 97% in 1991; 98% in 1992; 99% in 1993; 98% in 1994; and
       100% in 1995. The average rental rate, including percentage rents, per occupied square foot during the same period was $7.60 in 1991;
       $8.00 in 1992;  $8.00  in 1993;  $8.26 in 1994;  and $7.89 in 1995.

       Spring Village has two tenants that occupy more than 10% of the Property. The first is Eagle Food Centers, whose annual base rent is $204,000. Their lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. There was no percentage rent due for 1995. This lease expires June 30, 2005. The second is the Walgreen Company, which operates a drug store, and pays annual base rent of $67,000. Its lease also calls for tax, insurance and maintenance escalations. This lease expires November 30, 2010.

       Lease expirations based on leases in place at September 30, 1995 for the ten years ended September 30, 2005 are as follows:

                         Number         Total                          Percent of Gross
                        of Leases      Sq. Ft.      Annual Base          Annual Base
       Year             Expiring      Expiring     Rents Expiring      Rents at 9/30/95
       ----             --------      --------     --------------      ----------------
       1996                3           5,425        $  52,236                 8%
       1997              NONE
       1998                2           4,200           40,800                 6
       1999                2           2,400           21,900                 3
       2000                4          12,625          142,644                22
       2001              NONE
       2002                1          10,000           34,000                 5
       2003 - 2004       NONE
       2005                1          45,763          204,000                31

       The building and improvements are depreciated for tax purposes using the straight line method over 31-1/2 years. The depreciable tax basis was $3,383,000 at September 30, 1995. The 1995 real estate taxes are $137,668 based on a millage rate of $3.59 per $1,000 of assessed value.

(K)    WARREN PLAZA SHOPPING CENTER.   The Warren Plaza Shopping Center is a
       grocery-anchored neighborhood strip center located in Dubuque, Iowa. Warren Plaza's main tenants operate retail businesses.
       The Property is suitable and adequate for its use as a strip shopping center.

       The Trust has no plans for significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

                                    PART  I
                                    -------

Item  2.    Properties (Continued):
--------    ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

       In addition to the 90,000 square feet owned by the Trust, there is a
       97,000   square foot Target discountstore attached to the property, which is not owned by the Trust. The Property is subject to direct competition in its immediate trade area. There are several grocery anchored shopping centers located on both Dodge Street and John F. Kennedy Blvd. (this Property is located on the corner of these two streets). Across the street from the Property is a mall, which the Trust does not consider competition. Additionally, there is both a K-Mart and Wal-mart in the area which compete with the Target store. For both 1994 and 1995 this Property has been 100% occupied. The Trust attributes this to both the grocery store and the Target Store. Both of these stores have been recently remodeled and expanded at the cost of the stores.

       Occupancy for the fiscal years ended September 30, 1991 through 1995 was as follows: 92% in 1991; 92% in 1992; 99% in 1993; 100% in
       1994; and 100% in 1995.  The average rental rate, including percentage rent, per occupied square foot during the same period was
       $8.83 in 1991;  $8.86 in 1992;   $8.60  in 1993;  $9.67 in 1994;   and
       $9.24 in 1995.

       Warren Plaza has one tenant that occupies more than 10% of the Property, HY-VEE Food Store. Its annual base rent is $259,000. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. There was no percentage rent due for 1995. The lease expires June 30, 2013.

       Lease expirations based on leases in place at September 30, 1995 for the ten years ended September 30, 2005 are as follows:

                         Number                Total                               Percent of Gross
                        of Leases             Sq. Ft.            Annual Base          Annual Base
       Year             Expiring             Expiring          Rents Expiring      Rents at 9/30/95
       ----             --------             --------          --------------      ----------------
       1996                2                  6,500             $  69,288               11%
       1997                2                  3,900                38,580                 6
       1998                1                  1,050                 9,972                 2
       1999                3                  4,200                43,788                 7
       2000                3                 11,160               160,054                25
       2001                1                  7,200                41,400                 6
       2002                1                  3,200                33,600                 5
       2003              NONE
       2004                1                  1,400                14,004                 2
       2005              NONE

         The building and improvements are depreciated for tax purposes using the straight line method over 31-1/2 years. The depreciable tax basis was $3,721,000 at September 30, 1995. The 1995 real estate taxes are $102,102 based on a millage rate of $3.29 per $1,000 of assessed value.

                                    PART  I
                                    -------

Item 2.    Properties (Continued):
-------    -----------------------

Geographic Distribution:
------------------------

The Trust's properties are located in seven states. The table below demonstrates the geographic distribution of the Trust's properties at September 30, 1995:

                                                                                    Percentage of
                                  Number of               Percentage of             Assets Based
                                 Investments              Rental Income                on Cost
                                 -----------              -------------              ----------

Texas:
    Dallas                            4                        26%                       30%
    Austin                            1                        11                        13
Colorado:
    Denver                            3                        28                        20
Oklahoma:
    Tulsa                             1                         8                        11
    Ardmore                           1                         5                         6
Iowa:
    Davenport                         1                         8                         8
    Dubuque                           1                         9                         8
South Carolina:
    Hilton Head                       1                         5                         3
Ohio:
    Akron                             1                        --                         1
Florida:
    Davie                             1                        --                        --
                                  -----                     -----                     -----
                                     15                       100%                      100%
                                  =====                     =====                     =====

                                    PART  I
                                    -------

Item  3.    Legal Proceedings
--------    -----------------

The Trust is involved in a number of legal proceedings arising in the usual course of its business activities, none of which in the opinion of the management, is expected to have a material adverse effect on the Trust.


Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

No matters were submitted to a vote of the Trust's Shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant
------------------------------------

The following information regarding executive officers of the Trust is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                  Position(s) with the Trust,
                                                     Principal Occupation,
                                                     Business, Experience,
      Name  (age)                                   and Other Directorships
      -----------                                   -----------------------
John C. Kikol  (51)                        Chairman;  Chairman of the Board of Trustees since 1995;
                                           Trustee of the Trust since 1982;  President of the Trust
                                           since
                                           1974.

Michael R. Thoms  (47)                     Vice President and Treasurer of the Trust since 1987.

Raymond C. Novinc  (46)                    Vice President, Secretary and Counsel of the Trust since
                                           1986.

Brian D. Griesinger  (34)                  Vice President -- Management and Acquisitions of the
                                           Trust since February, 1989;  Assistant Vice President-
                                           Acquisitions of the Trust from 1986 to 1989,

                                    PART  II
                                    --------

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
-------    -----------------------------------------------------------------
           Matters
           -------

Market Price Range:
-------------------

The shares of the Trust are traded in the Over-the-Counter market, NASDAQ National Market System, (symbol CTRIS). The table below contains the quarterly high and low closing bid prices for such Shares.


                  Fiscal 1995                                              Fiscal 1994
-------------------------------------------------  --------------------------------------------------
   Quarter  Ended               High        Low        Quarter  Ended               High        Low
----------------------         ------     -------  ----------------------          ------     -------
December 31, 1994             3 - 3/8     2 - 7/8   December 31, 1993              4 - 1/8    2 - 1/2
March 31, 1995                3 - 5/16    2 - 5/8   March 31, 1994                 3 - 1/2    2 - 7/8
June 30, 1995                 3 - 3/4     3 - 1/4   June 30, 1994                  3 - 1/2    2 - 3/4
September 30, 1995            4  - 1/8    3 - 3/8   September 30, 1994             3          2 - 5/8

The bid prices for the Trust's Shares shown in the table above are interdealer prices and do not reflect retail mark ups, mark downs, or commissions and may not be representative of actual transactions. As of December 1, 1995, there were approximately 1,225 record holders of the Shares.

Distributions to Shareholders:
------------------------------

Fiscal  1995               Amount                                     Fiscal 1994            Amount
Payment Date              Per Share                                   Payment Date          Per Share
------------              ---------                                   ------------          ---------
October  21, 1994          $  .04                                     October 22, 1993       $  .03
January  20, 1995             .04                                     January 28, 1994          .04
April  21, 1995               .04                                     April 22, 1994            .04
July  21, 1995                .04                                     July 22, 1994             .04
                          -------                                                           -------
                          $   .16                                                            $  .15
                          =======                                                           =======

At their July 25, 1995 meeting, the Trustees declared a quarterly cash distribution of $.04 per Share of Beneficial Interest payable October 20, 1995 to shareholders of record as of October 6, 1995. At their October 24, 1995 meeting, the Trustees declared a quarterly cash distribution of $.04 per Share payable January 19, 1996 to shareholders of record as of January 5, 1996.

For a discussion of the tax classification of cash distributions see Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends.

Distributions are subject to a bank convenant which require a minimum
Shareholders' Equity.   At September 30, 1995 the amount of required
Shareholders' Equity was $20,000,000 and the amount free from this restriction was approximately $5,126,000.

                                                             PART  II
                                                             --------
Item 6.   Selected Financial Data
---------------------------------

                 Year Ended September 30,          1995           1994               1993           1992           1991
-----------------------------------------        -------        -------            -------        -------        -------
                                                                (in thousands, except per share data)
OPERATIONS:

Rental income                                    $10,145        $ 9,650            $ 9,348        $ 9,400        $ 9,375
Interest income                                       56             76                263            325            359
Other income                                          26             29                 41             60             40
                                                 -------        -------            -------        -------        -------
Operating revenues                                10,227          9,755              9,652          9,785          9,774
Operating expenses                                 9,631          9,870             10,384         11,125         11,336
Operating income (loss)                              596           (115)              (732)        (1,340)        (1,562)
Gains on sales of real estate                      2,499            445                563             51            129
Extraordinary items                                  790            253                286              0            393
Net income (loss)                                  3,885            583                117         (1,289)        (1,040)
Cash distributions to shareholders                   874            735                393            117              0
Per Share of Beneficial Interest:
    Operating income (loss)                      $  0.11         ($0.02)            ($0.22)        ($0.68)        ($0.80)
    Gains on sales of real estate                   0.46           0.09               0.17           0.02           0.07
    Extraordinary items                             0.14           0.05               0.09           0.00           0.20
                                                 -------        -------            -------        -------        -------
    Net income (loss)                            $  0.71        $  0.12            $  0.04         ($0.66)        ($0.53)
                                                 =======        =======            =======        =======        =======
    Cash distributions                           $  0.16        $  0.15            $  0.12        $  0.06        $  0.00
Weighted average number of Shares of
    Beneficial Interest outstanding                5,459          4,959              3,292          1,957          1,961


                         At September 30,          1995           1994               1993           1992           1991
-----------------------------------------        -------        -------            -------        -------        -------
                                                                                (in thousands)
FINANCIAL CONDITION:

Investments in real estate                       $40,942        $45,380            $49,394        $51,510        $54,113
Real estate mortgage loans                           303            236                150          1,986          1,970
Allowance for possible investment losses               0              0             (6,089)        (6,089)        (6,233)
Investments in securities                            267              0                  0              0              0
Cash and cash equivalents                            188            251                315            721            119
Certificates of  deposit                               0            500                500            500            500
Insurance settlement proceeds                          0          3,341                  0              0              0
Total assets                                      43,076         51,004             45,499         50,249         52,039
Mortgage notes payable                             9,266         11,111             17,126         18,807         19,294
Bank notes payable                                 6,600         11,180              8,800         15,626         15,743
Shareholders' equity                              25,126         23,150             17,669         13,714         15,120
Number of Shares of Beneficial Interest
    outstanding at September 30                    5,217          5,471              3,716          1,957          1,957

                                    PART   II
                                    ---------

Item  7.    Management's Discussion and Analysis of Financial Condition and
--------    ---------------------------------------------------------------
            Results of Operations.
            ----------------------

Financial Condition
-------------------

During the three-year period ended September 30, 1995 the Trust's total assets decreased 14% to $43,076,000. In 1994 the Trust applied the allowance for possible investment losses to three previously foreclosed properties for which it had been previously provided. This application was done in connection with the Trust's regular evaluation of its portfolio of properties. The evaluation concluded that it was unlikely that these properties would recover in value and, therefore, they were written down to their net realizable value. During this three-year period the carrying value of the Trust's invested assets after the allowance for possible investment losses decreased 13% or $6,162,000 to $41,245,000. In fiscal 1995 the Trust sold three improved properties. The first was the sale of the 197 room Quality Hotel in St. Louis, Missouri for $2,650,000 which resulted in a gain of $452,000. The second was the sale of the 124 unit Parkwood Place Apartments in Greeley, Colorado for $2,595,000 which resulted in a gain of $1,859,000. The third was the sale of the 51,000 square foot Walnut Hill West office building in Dallas, Texas for $800,000 which resulted in a gain of $97,000. In fiscal 1994 the Trust purchased a 104,000 square foot office building located in Dallas, Texas for $3,918,000.
Of this amount, $2,170,000 was provided by a first mortgage loan on the property which the Trust obtained at the time of the purchase. In fiscal year 1993 the Trust sold four single-story, office-warehouse buildings containing 42,162 square feet on 2.68 acres of land within the Walnut Stemmons Office Park in Dallas, Texas for $950,000 which resulted in a gain of $337,000. Additionally, the Trust sold four vacant land parcels during this three-year period. The result of all the sales during this three year period was a decrease of approximately $4,174,000 to the carrying value of the Trust's portfolio of invested assets. Additionally, the recording of $5,967,000 of depreciation, a non-cash adjustment, reduced the carrying value during this three-year period. Also, during this three-year period, the Trust made improvements to its existing properties of $2,176,000 and received payments on real estate mortgage loan totaling $2,349,000.

During the three-year period ended September 30, 1995 the Trust's mortgage notes payable decreased 51% or $9,541,000 to $9,266,000. This resulted from amortization payments of $1,280,000, the repayment of a $7,689,000 maturing loan, and additional repayments/paydowns which reduced the mortgage notes payable $2,404,000. Of this $2,404,000, the actual cash outlay by the Trust was $2,066,000 with $338,000 representing discounts obtained by the Trust. Additionally, the Trust obtained a $2,170,000 first mortgage loan in connection with its purchase of a 104,000 square foot office building, as referenced
above.   The Trust's bank notes payable were reduced $9,026,000 during the three-year period ended September 30, 1995 to $6,600,000. The Trust borrowed $7,689,000 to repay the above referenced maturing mortgage loan and made principal amortization and repayments of $16,715,000.

During the three-year period ended September 30, 1995 the Trust's shareholders' equity increased 83% or $11,412,000 to $25,126,000. This increase was primarily the result of the Trust receiving $4,231,000 from its 1992 rights offering, which expired December 28, 1992, $5,929,000 from its 1993 rights offering, which expired January 28, 1994, net of $1,358,000 to repurchase 253,553 of the Trust's Shares in fiscal 1995 and 103,210 of the Trust's Shares in fiscal 1994, $4,585,000 of net income and $2,002,000 of distributions to shareholders during this three-year period. As a result of the Trust's total debt being reduced approximately $18,567,000 and total shareholders' equity increasing $11,412,000, the Trust's debt to shareholders' equity ratio has decreased to .63-to-1.00 at September 30, 1995 from 2.51-to-1.00 at September 30, 1992.

                                   PART   II
                                   ---------

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations  -  (Continued)
           ---------------------

Liquidity and Capital Resources
-------------------------------

For each of the fiscal years ended September 30, 1995, 1994 and 1993, the Trust's portfolio of invested assets generated sufficient revenues to cover all operating expenses (excluding depreciation, a non-cash expense), required mortgage notes amortization payments, required bank amortization payments, capital improvements to existing properties, and distributions to shareholders. During this three-year period the year end occupancy of the Trust's portfolio has been 80% at September 30, 1993, 79% at September 30, 1994, and 81% at September 30, 1995, while the average rental rates per square foot have increased from $8.22 for the year ended September 30, 1993 to $8.47 for the year ended September 30, 1994 to $8.61 for the year ended September 30, 1995. The Trust's estimate for the fiscal year 1996 is that operating revenues should be sufficient to cover all operating expenses (excluding depreciation, a non-cash expense), required monthly mortgage amortization payments, anticipated improvements (primarily tenant improvements estimated at approximately $500,000), and distributions to shareholders.

Management has from time to time undertaken a major renovation of a property in order to keep it competitive within its market. During fiscal 1994 and 1995 the Petroleum Club Building located in Tulsa, Oklahoma underwent major reconstruction and repair as a result of a fire which occurred in January, 1994. The cost of the work was covered by insurance settlement proceeds. In July, 1994 the Trust and its insurance company arrived at a settlement for the repair of this property. Included in the work that was done was $253,000 for building improvements made as part of the building restoration. The Trust has capitalized these as building improvements. No other major renovation projects are currently contemplated or in process.

The Trust's cash flow from operating activities increased $116,000 (6%) when comparing 1995 to 1994. This increase was primarily due to the net activity of the following items:

     * In 1995 the Trust had an operating income of $596,000 compared to an operating loss of $115,000 in 1994, or an improvement of $711,000.
        The improvement was largely the result of income from real estate operations being $357,000 higher in 1995 than in 1994, primarily due to the Trust's purchase in August, 1994 of a 104,000 square foot office building in Dallas, Texas. Also the Trust's interest expense was $343,000 less in 1995 than 1994 primarily as a result of the Trust reducing its outstanding debt by $6,425,000 during 1995.

     * In 1995 the Trust's accrued expenses and other liabilities decreased $134,000. In 1994 the accrued expenses and other liabilities increased $351,000 due primarily to an increase in the accrual for operating payables. Therefore there was a decrease of $485,000 for 1995 compared to 1994.

     * In 1995 the Trust's depreciation expense was $126,000 less than in 1994 because of property sales in 1995.

For 1995 the net cash from investing activities totaled $5,522,000. As previously discussed, in 1995 the Trust sold three improved properties and a vacant land parcel. The proceeds from these sales totaled $5,545,000. Additionally, at the completion of the renovation and repair project on the Tulsa, Oklahoma Petroleum Club Building the insurance settlement proceeds exceeded the expenditures for the work by $738,000. The Trust also received $145,000 in real estate loan repayments. The only net cash outflow was

                                    PART  II
                                    --------

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations  -  (Continued)
           ---------------------

Liquidity and Capital Resources  -  (Continued)
-------------------------------

the $666,000 (primarily tenant improvements) spent on improvements to existing properties and the $240,000 which the Trust invested in the purchase of 14,000 shares in a real estate company. During 1994 the Trust used $3,435,000 in investing activities. As previously discussed above, in 1994 the Trust purchased a 104,000 square foot office building in Dallas, Texas for $3,918,000. This purchase plus the $853,000 (primarily tenant improvements, in addition to the previously discussed $253,000 for items capitalized in connection with the restoration work at the Petroleum Club Building in Tulsa, Oklahoma) spent on improvements to existing properties exceeded the proceeds of $879,000 from sales of properties, the net insurance proceeds of $253,000 and $204,000 of repayments on real estate mortgage loans.

In 1995 net cash used in financing activities totaled $7,809,000, while in 1994 net cash from financing activities was $1,263,000, a variance of $9,072,000. Mortgage notes payable amortization payments were $330,000 in 1995 and $496,000 in 1994. Principal prepayments were $1,463,000 in 1995, as the Trust repaid a $498,000 first mortgage loan and settled a $1,017,000 first mortgage loan for $965,000 (the settlement resulted in a $52,000 extraordinary income item). In 1994 the repayments were $7,689,000 as the Trust paid off a maturing first mortgage loan on September 30, 1994. Bank notes payable principal payments totaled $4,549,000 in 1995 and $5,162,000 in 1994. In 1995 the Trust paid off its $3,460,000 1986 loan and paid down the 1994 Credit (defined below) $1,089,000. In 1994 the Trust made a $666,000 principal payment on its 1986 loan. Also, in 1994 the Trust repaid the $4,496,000 balance on its 1990 Credit which was subsequently canceled December 31, 1994. In 1995 the Trust repurchased and retired 14,000 of its shares for a cost of $48,000 and through a tender offer made to all shareholders of the Trust repurchased and retired 239,553 of its shares for a cost of $1,014,000. In 1994 the Trust repurchased and retired 103,210 of its shares at a cost of $296,000. In 1994 the Trust received $5,929,000 as a result of the sale of shares in the 1993 rights offering. In 1995 the Trust cashed in a $500,000 certificate of deposit. In 1995 the Trust made four distributions of $.04 per share to shareholders of the Trust for a total of $874,000. In 1994 the Trust made four distributions (one for $.03 per share and three for $.04 per share) for a total of $735,000.

On November 30, 1994 the Trust and National City Bank of Cleveland, Ohio and Manufacturer's and Traders Trust Company of Buffalo, New York executed a revolving line of credit agreement for a maximum of $25,000,000 (limited by the value of the collateral provided) ("1994 Credit"). The 1994 Credit is for an initial term of three years. Each year the lenders will review the 1994 Credit with the option of extending the credit for one additional year. If the lenders do not extend the credit then the Trust will have two years in which to repay all borrowings outstanding under the 1994 Credit. The loans will bear interest at the Trust's option at any of the following rates: (i) 1/4 of 1% over the prime lending rate; (ii) 250 basis points over the LIBOR rate; or
(iii) NCB's fixed interest rate available from time to time. The primary reason the Trust obtained the 1994 Credit was to aid in the purchase of improved real estate, primarily suburban office buildings. The Trust now also contemplates using the 1994 Credit to purchase real estate companies' securities, although the 1994 Credit currently limits investments of this type to a maximum of $2,000,000.

In addition to the required monthly amortization payments under the terms of the three first mortgage loans the Trust currently has (see Note D to the financial statements), during the next five fiscal years the Trust's major debt maturities are (i) in fiscal 1998 the 1994 Credit, which currently has a balance of $6,600,000

                                    PART  II
                                    --------

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations  -  (Continued)
           ---------------------

Liquidity and Capital Resources  -  (Continued)
-------------------------------

outstanding; (ii) on May 7, 1997 a $5,852,000 first mortgage loan; and (iii) on August 19, 2000 a $2,146,000 first mortgage loan.

Although the 1994 Credit is for an initial term of three years, it is the Trust's belief that the credit will be extended for an additional year each year on its anniversary by the lenders. Therefore, at this time the Trust does not anticipate the necessity of looking for a replacement loan for the $6,600,000 of bank borrowings which currently would be due in fiscal 1998, since the 1994 Credit has not reached its first anniversary. Currently, it is Management's intention to repay the $5,852,000 first mortgage loan which matures May 7, 1997 with funds from the 1994 Credit and also to repay the $2,146,000 first mortgage loan which matures August 19, 2000 with funds from the 1994 Credit.

Results of Operations
---------------------

FISCAL YEAR COMPARISON:

Income from real estate operations in 1995 increased $357,000 (13%) and $652,000 (27%) as compared to 1994 and 1993, respectively. The increases related primarily to higher rental income in 1995 compared to both 1994 and 1993 and lower depreciation expense in 1995 compared to both 1994 and 1993. Rental income was $495,000 (5%) higher in 1995 than 1994, and $797,000 (8%)
higher in 1995 than 1993. Depreciation expense in 1995 was $126,000 (6%) and $303,000 (14%) lower than in 1994 and 1993, respectively. However, real estate operating expenses were $264,000 (5%) higher in 1995 than 1994, and $448,000
(9%) higher in 1995 than 1993.   The reasons for these variances in rental
income, real estate operating expenses and depreciation expense are described below.

The Trust considers the cyclical nature of real estate markets a normal part of portfolio risk. The performance of the various real estate markets and economies of the Southwest remains mixed. Improvement in the Trust's operations will depend partially upon further economic recovery of the Southwest and, in specific, local markets and properties, especially Dallas, Texas.

1995 - 1994

Income from real estate operations increased $357,000 (13%) from 1994 to 1995. Rental income increased $495,000 (5%) from 1994 to 1995. Real estate operating expenses were $264,000 (5%) higher in 1995 compared to 1994. The increase in rental income and real estate operating expenses were primarily due to the Trust's purchase in August, 1994 of a 104,000 square foot office building located in Dallas, Texas. Additionally, depreciation expense was $126,000 (6%) lower in 1995 than 1994. The $343,000 (16%) decrease in interest expense was primarily due to lower outstanding balances. In March, 1995 the Trust repaid a $498,000 first mortgage loan on its shopping center located in Ardmore, Oklahoma. In May, 1995 the Trust settled at a discount a $1,017,000 first mortgage loan on its office building located in Englewood, Colorado. In February and March, 1995 the Trust repaid the $3,460,000 1986 loan it had with a bank. Additionally, the Trust reduced the 1994 Credit balance from $7,689,000 to $6,600,000 (a reduction of $1,089,000) during 1995.

In 1995 the Trust recorded gains totaling $2,499,000 as the result of four property sales. The sales and gains were as follows: (i) February, 1995 $2,650,000 sale of the 197 room Quality Hotel located in St.

                                    PART  II
                                    --------

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations  -  (Continued)
           ---------------------

Results of Operations  -  (Continued)
---------------------

Louis, Missouri, which resulted in a gain of $452,000; (ii) March, 1995 $2,595,000 sale of the 124 unit Parkwood Place Apartments located in Greeley, Colorado which resulted in a gain of $1,859,000; (iii) March, 1995 $800,000 sale of the 51,000 square foot Walnut Hill West office building located in Dallas, Texas which resulted in a gain of $97,000; and (iv) May, 1995 $212,000 sale of 17.7697 acres of vacant land located in Akron, Ohio which resulted in a gain of $91,000. In 1994 the Trust recorded gains on the sales of both a 69 acre and a 17 acre vacant land parcel located in Akron, Ohio which resulted in total gains of $445,000.

In 1995 the Trust settled at a discount a $1,017,000 first mortgage loan on its office building located in Englewood, Colorado. This settlement resulted in an extraordinary income item of $52,000. In January 1994 the Trust's Petroleum Club Building located in Tulsa, Oklahoma sustained a major fire. In July, 1994 the Trust and its insurance company agreed on a settlement of $6,025,000. The Trust has completed all necessary repairs and building improvements. Upon completion of the work there was $738,000 of the settlement which had not been expended. The Trust has recorded this $738,000 as an extraordinary income item in fiscal 1995. In addition $253,000 was the cost of building improvements made as part of the building restoration. This $253,000 was capitalized as building improvements and also was recorded as an extraordinary income item in fiscal 1994.

1994 - 1993

Income from real estate operations increased $295,000 (12%) from 1993 to 1994. Rental income increased $302,000 (3%) from 1993 to 1994 primarily due to the average rents per occupied square foot being $.25 per square foot higher in 1994 compared to 1993. Real estate operating expenses were $184,000 (4%) higher in 1994 compared to 1993. Additionally, depreciation expense was $177,000 (8%) lower in 1994 than 1993.

The $187,000 (71%) decrease in interest income was primarily the result of the Trust's sale of a $2,000,000 real estate mortgage loan in July, 1993.

The $474,000 (52%) decrease in interest on bank notes payable for 1994 compared to 1993 was primarily due to reduced principal balances. In January and February, 1994 the Trust repaid the $4,508,000 balance of the 1990 Credit. Additionally, in March, 1994 the Trust made a $666,000 payment on its 1986 loan. Also, the Trust made $147,000 of amortization payments on its loans.
The September 30, 1994 funding by National City Bank did not effect the interest expense for 1994.

In 1994 the Trust recorded gains on the sales of real estate of $445,000 on the sales of a 69 acre and a 17 acre vacant land parcel. In 1993, as previously discussed, the Trust recorded a $337,000 gain on the sale of four single-story office-warehouse buildings in Dallas, Texas. Also in 1993, the Trust recorded a $226,000 gain on the sale of a 46 acre vacant land parcel.

                                   PART   II
                                   ---------

Item 7.     Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
            Results of Operations  -  (Continued)
            ---------------------

Results of Operations  -  (Continued)
---------------------

As previously discussed, in January, 1994 the Trust's Petroleum Club Building located in Tulsa, Oklahoma sustained a major fire. In July, 1994 the Trust and its insurance company agreed on a settlement of $6,025,000. In connection with the restoration $253,000 was the cost of building improvements which were capitalized and also was recorded as an extraordinary income item. In 1993 the Trust settled a second mortgage on one of its properties at a discount. Also, the Trust settled a first mortgage on the same property, at a discount. These settlements resulted in the cancellation of the mortgages and extraordinary gains totaling $286,000.

Dividends:
----------

For 1993 the Trust paid distributions to its shareholders totaling $393,000 or $.12 per share. For the shareholders $.06 per share of these distributions were classified for tax purposes as dividends and $.06 per share were classified as return of capital.

For 1994 the Trust paid distributions to its shareholders' totaling $735,000 or $.15 per share. For the shareholders $.07 per share of these distributions were classified for tax purposes as dividends and $.08 per share were classified as return of capital.

For 1995 the Trust paid distributions to its shareholders of $874,000 or $.16 per share. For the shareholders preliminary analysis indicates that all of these distributions will be classified for tax purposes as dividends.

Income Taxes:
-------------

Commencing with fiscal 1993 the Trust no longer qualified as a REIT. With the change in status to a taxable entity the Trust adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the effect of adoption of this statement had no cumulative effect on the Trust's operations. At September 30, 1995 the Trust had net deferred tax assets of approximately $2,567,000. As was the case at both September 30, 1993 and 1994 the Trust has established a valuation allowance equal to its net tax assets as there is doubt as to whether the net deferred tax asset will be realized.

Other:
------

Inflation, which has been at relatively low rates for the past three years, has had an immaterial impact on the Trust's operations during the three-year period ended September 30, 1995.

                                    PART  II
                                    --------

Item 8.     Financial Statements and Supplementary Data.
-------     --------------------------------------------

The response to this Item is submitted in a separate section of this report. See Item 14 of this report for information concerning financial statements and schedules filed with this report. The quarterly financial data required by this item is included as Note L of the Notes to Financial Statements filed in
Part IV, Item 14 (a) (1) and (2).



Item 9.   Disagreement on Accounting and Financial Disclosure.
-------   ----------------------------------------------------

There has not been any change in the Trust's independent auditors, nor have there been any disagreements concerning accounting principles, auditing procedures, or financial statement disclosure within the twenty four (24) months prior to the date of the most recent financial statements presented in this report.

                                   PART  III
                                   ---------

Item  10.    Directors and Executive Officers of the Registrant.
---------    ---------------------------------------------------

Except as set forth under "Executive Officers of the Registrant"  following
Item 4 of Part I, which is incorporated by reference, all information required by this Item is incorporated by reference to the material under the caption "Election of Trustees" to be contained in the definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.



Item  11.    Executive Compensation.
---------    -----------------------

All information required by this Item is incorporated by reference to the material under the caption "Executive Compensation" to be contained in the definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.


Item  12.    Security Ownership of Certain Beneficial Owners and Management.
---------    ---------------------------------------------------------------

All information required by this Item is incorporated by reference to the material under the caption "Beneficial Ownership of Principal Holders and Management" of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.


Item  13.    Certain Relationships and Related Transactions.
---------    -----------------------------------------------

Information required by this Item with respect to certain relationships and related transactions is incorporated by reference to the material under the caption "Certain Transactions" to be contained in the definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                                    PART  IV
                                    --------


Item  14.    Exhibits, Financial Statement Schedules, and Reports on Form  8-K.
---------    ------------------------------------------------------------------

             (a)  The following documents are filed as a part of this Report:

                  (1) The Financial Statements listed on the List of Financial Statements and Financial Statement Schedules are filed as a separate section of this Report.

                  (2)  The Financial Statement Schedules listed on the
                       List of the Financial Statements and Financial Statement Schedules are filed as a separate section of this Report.

                  (3) The exhibits required by Item 601 of Regulation S-K and identified on the Exhibit Index at sequential Page 51 of this Report.

             (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

             (c) The exhibits being filed with this Report are identified on the Exhibit Index at sequential Page 51 of this Report.

             (d) The Financial Statement Schedules are filed as a separate section of this Report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CLEVETRUST REALTY INVESTORS
Dated:   December 13, 1995
                                             By:    /s/  Michael R. Thoms
                                                    ----------------------------
                                                    Michael R. Thoms
                                                    Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

            Signature                            Title                              Date
            ---------                            -----                              ----


*/s/   John C. Kikol                        Chairman of the Board of            December 13, 1995
---------------------------------           Trustees, President and
John C. Kikol                               Principal Executive Officer

 /s/   Michael R. Thoms                     Vice President, Treasurer           December 13, 1995
---------------------------------           Principal Financial Officer
Michael R. Thoms                            and Principal Accounting
                                            Officer

*/s/   Howard Amster                        Trustee                             December 13, 1995
---------------------------------
Howard Amster

*/s/   Robert H. Kanner                     Trustee                             December 13, 1995
---------------------------------
Robert H. Kanner

*/s/   Leighton A. Rosenthal                Trustee                             December 13, 1995
---------------------------------
Leighton A. Rosenthal

*/s/   Ludwig Seuffert                      Trustee                             December 13, 1995
---------------------------------
Ludwig Seuffert

*/s/   John D. Weil                         Trustee                             December 13, 1995
---------------------------------
John D. Weil

*/s/  By:  Michael R. Thoms                                                     December 13, 1995
---------------------------------
Michael R. Thoms
Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                PART IV, ITEM  14(a)(1) and (2) and ITEM 14(d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                         YEAR ENDED SEPTEMBER  30, 1995



                          CLEVETRUST REALTY INVESTORS

                                 WESTLAKE, OHIO

Form 10-K --Part IV, Item 14(a)(1) and (2)

CLEVETRUST REALTY INVESTORS

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



Financial Statements:

The following financial statements of CleveTrust Realty Investors are included in Part II, Item 8:

     Statement of Financial Condition -- September 30, 1995 and 1994

     Statement of Operations -- Years ended September 30, 1995, 1994 and 1993

     Statement of Cash Flows -- Years ended September 30, 1995, 1994 and 1993

     Statement of Changes in Shareholders' Equity -- Years ended September 30, 1995, 1994 and 1993

     Notes to Financial Statements


Financial Statement Schedules:

The following financial statement schedules of CleveTrust Realty Investors are included in Part IV, Item 14(d):

     Schedule XI   --  Real Estate and Accumulated Depreciation.

     Schedule XII  --  Mortgage Loans on Real Estate.

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

LOGO  ERNST & YOUNG LLP         1300 Huntington Building   Phone: 216 861 5000
                                925 Euclid Avenue
                                Cleveland, Ohio 44115-1405


                        Report of Independent Auditors



Trustees and Shareholders
CleveTrust Realty Investors
Westlake, Ohio

We have audited the accompanying statement of financial condition of CleveTrust Realty Investors as of September 30, 1995 and 1994, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleveTrust Realty Investors at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                           Ernst & Young LLP
November 14, 1995

STATEMENT OF FINANCIAL CONDITION

CLEVETRUST REALTY INVESTORS

                                                                   September 30,
                                                          ----------------------------------
                                                            1995                       1994
                                                          -------                    -------
                                                                   (in thousands)
ASSETS

Invested assets - - NOTE A:
  Investments in real estate - -NOTES C and G:
    Improved properties                                   $63,282                    $70,715
    Less: Accumulated depreciation                         22,543                     25,648
                                                          -------                    -------
                                                           40,739                     45,067
    Land held for sale or development                         203                        313
                                                          -------                    -------
                                                           40,942                     45,380

  Real estate mortgage loans - -NOTE G                        303                        236
                                                          -------                    -------
                                                           41,245                     45,616

Cash and cash equivalents - - NOTE A                          188                        251
Investments in securities - - NOTE A                          267                          0
Certificate of deposit                                          0                        500
Insurance settlement proceeds - - NOTE C                        0                      3,341
Other assets                                                1,376                      1,296
                                                          -------                    -------
                                     TOTAL ASSETS         $43,076                    $51,004
                                                          =======                    =======
LIABILITIES

Mortgage notes payable - NOTE D                            $9,266                    $11,111
Bank notes payable - NOTE E                                 6,600                     11,180
Accrued interest on notes payable - NOTE E                     23                         27
Accrued fire repairs - - NOTE C                                 0                      3,341
Accrued expenses and other liabilities                      2,061                      2,195
                                                          -------                    -------
                                TOTAL LIABILITIES          17,950                     27,854

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest, par value
  $1 per Share - - NOTE F:
    Authorized - - Unlimited
    Issued and outstanding shares
    (9/30/95 - 5,217,143;   9/30/94 - 5,470,696)            5,217                      5,471
Additional paid-in capital                                 38,986                     39,794
Accumulated deficit                                       (19,104)                   (22,115)
                                                          -------                    -------
                                                           25,099                     23,150
Unrealized gains on securities                                 27                          0
                                                          -------                    -------
                       TOTAL SHAREHOLDERS' EQUITY          25,126                     23,150
                                                          -------                    -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $43,076                    $51,004
                                                          =======                    =======

See notes to financial statements.

STATEMENT OF OPERATIONS

CLEVETRUST REALTY INVESTORS

                                                            Year ended September 30,
                                                    ---------------------------------------
                                                      1995              1994          1993
                                                    -------            ------        ------
                                                     (in thousands, except per share data)
INCOME
Real estate operations:
  Rental income                                     $10,145            $9,650        $9,348
  Less:
    Real estate operating expenses                    5,245             4,981         4,797
    Depreciation expenses                             1,846             1,972         2,149
                                                    -------            ------        ------
                                                      7,091             6,953         6,946
                                                    -------            ------        ------
Income from real estate operations                    3,054             2,697         2,402
Interest income                                          56                76           263
Other                                                    26                29            41
                                                    -------            ------        ------
                                                      3,136             2,802         2,706
EXPENSES
Interest:
  Mortgage notes payable - - NOTE  D                    988             1,678         1,734
  Bank notes payable - - NOTE E                         789               442           916
                                                    -------            ------        ------
                                                      1,777             2,120         2,650
General and Administrative                              763               797           788
                                                    -------            ------        ------
                                                      2,540             2,917         3,438
                                                    -------            ------        ------
                     OPERATING INCOME  (LOSS)           596              (115)         (732)

Gains on sales of real estate - -NOTE  G              2,499               445           563
                                                    -------            ------        ------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS         3,095               330          (169)
Extraordinary items - - NOTES  C and D                  790               253           286
                                                    -------            ------        ------
                                  NET INCOME         $3,885            $  583        $  117
                                                     ======            ======        ======
Per Share of Beneficial Interest- - NOTE A:
  Operating income  (loss)                            $0.11            ($0.02)       ($0.22)
  Gains on sales of real estate                        0.46              0.09          0.17
                                                    -------            ------        ------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS          0.57              0.07         (0.05)

  Extraordinary items                                  0.14              0.05          0.09
                                                    -------            ------        ------
                         NET INCOME PER SHARE        $ 0.71            $ 0.12        $ 0.04
                                                     ======            ======        ======
 Weighted average number of Shares of
  Beneficial Interest outstanding                     5,459             4,959         3,292
                                                     ======            ======        ======

See notes to financial statements.

STATEMENT OF CASH FLOWS

CLEVETRUST REALTY INVESTORS





                                                                           Year ended September 30,
                                                                   -----------------------------------------
                                                                     1995              1994            1993
                                                                   -------            ------         ------
                                                                                  (in thousands)

Cash flow from operating activities:
Net income                                                         $3,885             $  583          $  117
Non-cash revenues and expenses included in income:
  Depreciation                                                      1,846              1,972           2,149
  (Decrease) in accrued interest on notes payable                      (4)               (33)            (26)
  (Decrease) increase in accrued expenses and
    other liabilities                                                (134)               351            (172)
  (Increase) decrease in other assets                                 (80)               (67)            392
Reconciliation to net cash flow from operating activities:
  Gains on sales of real estate                                    (2,499)              (445)            (563)
  Extraordinary items                                                (790)              (253)           (286)
  Amortization of purchase money mortgage discounts                     0                  0             (14)
                                                                   ------             ------          ------
                        CASH FLOW FROM OPERATING ACTIVITIES         2,224              2,108           1,597

Cash flow from investing activities:
Equity investments:
  Improvements to existing properties                                (666)              (853)           (657)
  Purchase of property                                                  0             (3,918)           (220)
  Proceeds from properties sold                                     5,545                879           1,257
  Net insurance proceeds                                              738                253               0
Real estate mortgage loans:
  Repayments                                                          145                204           2,000
(Increase) in investments in securities                              (240)                 0               0
                                                                   ------             ------          ------
              NET CASH FROM (USED IN ) INVESTING ACTIVITIES         5,522             (3,435)          2,380

Cash flow from financing activities:
Mortgage notes payable:
  Principal amortization payments                                    (330)              (496)           (454)
  Principal repayments                                             (1,463)            (7,689)           (941)
  Principal borrowings                                                  0              2,170               0
Bank notes payable:
  Principal amortization payments                                     (31)              (147)           (228)
  Principal repayments                                             (4,549)            (5,162)         (6,598)
  Principal borrowings                                                  0              7,689               0
Certificate of Deposit                                                500                  0               0
Distributions to shareholders                                        (874)              (735)           (393)
Shares issued pursuant to rights offerings                              0              5,929           4,231
Shares repurchased and subsequently retired                        (1,062)              (296)              0
                                                                   ------             ------          ------
               NET CASH (USED IN) FROM FINANCING ACTIVITIES        (7,809)             1,263          (4,383)
                                                                   ------             ------          ------

(Decrease) in cash and cash equivalents                               (63)               (64)           (406)
Balance at  beginning of year                                         251                315             721
                                                                   ------             ------          ------
Balance at end of year                                             $  188             $  251          $  315
                                                                   ======             ======          ======


See notes to financial statements.
                                                                   F-5

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY





CLEVETRUST REALTY INVESTORS

Years Ended September 30,  1995,  1994,  and  1993

                                            Shares Of     Additional                       Unrealized          Total
                                            Beneficial     Paid-In      Accumulated         Gains On       Shareholders'
                                             Interest      Capital        Deficit          Securities         Equity
                                            ----------    ---------     -----------        ----------      -------------
                                                                       (in thousands)
Balance October 1, 1992                       $1,957       $33,444       ($21,687)            $ 0            $13,714

Net income for the year ended
    September 30, 1993                                                        117                                117
Cash distributions declared
    and paid -- $.12 per share                                               (393)                              (393)
Shares issued pursuant to
    rights offering  --  NOTE F                1,759         2,472                                             4,231
                                              ------       -------       --------             ---            -------
Balance September 30, 1993                     3,716        35,916        (21,963)              0             17,669

Net income for the year ended
    September 30, 1994                                                        583                                583
Cash distributions declared
    and paid -- $.15 per share                                               (735)                              (735)
Shares issued pursuant to
    rights offering -- NOTE F                  1,858         4,071                                             5,929
Shares repurchased and
    subsequently retired -- NOTE F              (103)         (193)                                             (296)
                                              ------       -------       --------             ---            -------
Balance September 30, 1994                     5,471        39,794        (22,115)              0             23,150

Net income for the year ended
    September 30, 1995                                                      3,885                              3,885
Cash distributions declared
    and paid -- $.16 per share                                               (874)                              (874)
Shares repurchased and
    subsequently retired -- NOTE F              (254)         (808)                                           (1,062)
Change in unrealized gains
    on securities                                                                              27                 27
                                              ------       -------       --------             ---            -------
Balance September 30, 1995                    $5,217       $38,986       ($19,104)            $27            $25,126
                                              ======       =======       ========             ===            =======

NOTES TO FINANCIAL STATEMENTS



CLEVETRUST REALTY INVESTORS

Years Ended September 30, 1995, 1994 and 1993


NOTE A - -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME RECOGNITION: Rental income from improved properties is generally recorded as it accrues. Interest on mortgage loans is recognized as income as it accrues during the period the loans are outstanding except where collection of interest is considered doubtful. Contingent rents and interest are recognized as income when determinable. Accrual of income is suspended on any investment when the collection of rent, principal, or interest is doubtful.

INVESTMENTS IN REAL ESTATE: Real estate acquired by the Trust for investment purposes pursuant to normal real estate purchase transactions is recorded at cost. Real estate acquired by foreclosure, deed in lieu of foreclosure, or cancellation of land leases is recorded at estimated fair value at the date of acquisition, but not in excess of the unpaid balance of the related loan or land lease plus costs of securing title to and possession of the property.

The Trust has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires a review of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If, based on this review, the sum of expected future cash flows from an asset is less than the carrying amount, an impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Based on an evaluation of the Trust's assets in accordance with SFAS No. 121, no adjustment for impairment of assets is required at September 30, 1995.

Prior to adoption of SFAS No. 121, the Trust regularly evaluated the recoverability of each investment in the portfolio. When appropriate, an allowance for possible investment losses was provided for properties acquired through foreclosure or deed in lieu of foreclosure. In fiscal 1994 the Trust applied the allowance for possible investment losses to three previously foreclosed properties for which it had been provided. The Trust concluded that it was unlikely that the value of these properties would recover. Therefore, they were written down to their net realizable value through application of the allowance.

DEPRECIATION: Depreciation on equity investments is computed by the straight-line method at rates based upon the expected economic lives of the assets which range from 31 to 40 years for buildings, 5 to 40 years for other property and the specific length of the tenant lease for tenant improvements. Additionally, one building and its permanent improvements are depreciated over a life of 55 years.

REPAIRS AND CAPITAL IMPROVEMENTS: Expenditures for repairs and maintenance which do not add to the value or prolong the useful life of property owned are charged to expense as incurred; those expenditures for improvements which do add to the value or extend the useful life are capitalized.

CASH AND CASH EQUIVALENTS : The Trust defines cash and cash equivalents as cash in bank accounts and investments in marketable securities, primarily short-term commercial paper with original maturities of three months or less.

INVESTMENTS IN SECURITIES: The Trust has adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Trust has classified its investments in equity securities as available for sale and as a result these are stated at fair value at September 30, 1995. The effect of the unrealized gains (losses) are included as a component of Shareholders' Equity. There was no cumulative effect adjustment as a result of adoption.

INCOME TAXES:   Commencing with  fiscal 1993 the Trust  no longer qualified as a REIT. Therefore, with the change in status to a taxable entity for fiscal 1993, the Trust adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

NET INCOME PER SHARE: Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each year.

RECLASSIFICATION: Certain items in previously issued financial statements have been reclassified to conform to 1995 presentations.


NOTE B - - INCOME TAXES

As of October 1, 1992 the Trust adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 had no effect on net income.

The Trust's deferred tax assets and liabilities under SFAS 109 at September 30, 1995 and 1994 are as follows:

                                                                1995               1994
                                                              --------            -------
                                                                    (in thousands)
Deferred tax assets:
  Investments in real estate - write-downs                    $ 1,752            $ 2,070
  Net operating loss carryforwards                              2,167              2,953
  Other                                                           489                503

Deferred tax liabilities:
  Depreciation                                                 (1,841)            (1,460)
                                                              --------            -------
                                                                2,567              4,066
Valuation allowance                                            (2,567)            (4,066)
                                                              --------            -------
Net deferred tax asset/(liability)                           $     -0-           $     -0-
                                                              ========            =======

The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax asset will be realized.

The Trust had no income tax expense for the fiscal years ended September 30, 1995 or 1994. A reconciliation between these results and the amount of income tax expense that would result from applying Federal statutory rates to pretax income is as follows:



                                                     9/30/95           9/30/94
                                                     ------             ------
                                                           (in thousands)
Expected income tax expense at
  Federal statutory tax rate                         $1,321             $  198
Increase (decrease) in taxes resulting from:
  Effect of temporary differences                      (535)              (310)
  (Recognized) unrecognized net operating
    loss carryforward                                  (786)               107
  Other                                                   0                  5
                                                     ------             ------

                  Income Tax Expense                 $  -0-             $  -0-
                                                     ======             ======

At September 30, 1995 the Trust had, for federal tax purposes, a net operating loss carryforward of approximately $6.4 million. The use of net operating loss carryforwards is limited by Section 382 of the Internal Revenue Code with effect for losses associated with years prior to December 28, 1992. The Trust can use approximately $ 298,000 per year of net operating loss carryforwards, plus any prior years' unused portion (limited by carryforward periods) for losses generated prior to December 28, 1992. The Trust can also use carryforwards generated post December 28, 1992. These carryforwards of approximately $5.4 million expire through 2009. The remaining carryforwards of $1.0 million may be recognized for a period through fiscal 1998 against gains on sales of properties, if any , to the extent that fair market values of these properties exceeded their tax bases as of December 28, 1992.

    NOTE C - - INVESTMENTS IN REAL ESTATE

    The following is a summary of the Trust's investments in real estate and accumulated depreciation and related indebtedness at September 30, 1995:

                                                                                                                   Income from
                             Amount of    Initial       Cost of        Total        Accumulated       Carrying      Real Estate
    Classification         Indebtedness    Cost      Improvements      Cost         Depreciation       Value        Operations
    ----------------       ------------  --------    ------------    -------        ------------    ----------     ------------
    Office Buildings          $3,414     $30,083          $7,325     $37,408           $16,657        $20,751          $1,091

    Commercial Properties      5,852      23,698           2,070      25,768             5,827         19,941           1,976

    Rental Units                   0          96              10         106                59             47               5

    Land held for sale
      or development               0         203               0         203                 0            203              (6)
                              ------     -------          ------     -------           -------        -------          -------
                              $9,266     $54,080          $9,405     $63,485           $22,543        $40,942           $3,066
                              ======     =======          ======     =======           =======        =======          =======


Following is a summary of activity in investments in real estate for the three years ended September 30, 1995:

                                                                            1995                   1994                   1993
                                                                            ----                   ----                   ----
                                                                                              (in thousands)
Balance, beginning of year                                                $ 45,380            $ 49,394               $ 51,510
Capitalized improvements                                                       666                 853                    657
Purchase of property                                                           -0-               3,918                    220
Sales of real estate - NOTE G                                               (3,258)               (724)                  (844)
Application of allowance for investment
    losses - NOTE A                                                            -0-              (6,089)                   -0-
Depreciation                                                                (1,846)             (1,972)                (2,149)
                                                                         ----------           ---------              ---------

Balance, end of year                                                     $  40,942            $ 45,380               $ 49,394
                                                                         ==========           =========              =========

In September, 1995 the Trust and Bank One Colorado, N. A. executed an Option Purchase Agreement. The Trust has paid Bank One an Option Deposit of $40,000 which gives the Trust the option to purchase the land under the Trust's Englewood Bank Building located in Englewood, Colorado. The purchase price for the land is $1,260,000, towards which the $40,000 Option Deposit will be applied. The Trust anticipates that the closing of the purchase will take place around February 1, 1996. The Trust currently leases this land from Bank One under the terms of a land lease which expires January 31, 2024.

On January 18, 1994 the Trust's Petroleum Club Building located in Tulsa, Oklahoma sustained a major fire. In July, 1994 the Trust and its insurance company agreed on a settlement of $6,025,000. The Trust has completed all necessary repairs and building improvements for an amount less than the settlement. The Trust has recorded $738,000 as an extraordinary income item in fiscal 1995. The cost of building improvements made as part of the building restoration was $253,000 which has been capitalized and was recorded as an extraordinary income item in fiscal 1994.

On August 26, 1994 the Trust purchased a 104,000 square foot office building located in Dallas, Texas for $3,918,000. Of this amount $2,170,000 was provided by a first mortgage loan on the property, which the Trust obtained at the time of the purchase.


NOTE D - - MORTGAGE NOTES PAYABLE

At September 30, 1995 the mortgage notes payable of the Trust are non-recourse mortgages except the first $750,000 of the $2,146,000 loan maturing August 19, 2000 which is recourse to the Trust. The following data pertains to the mortgage notes payable as of September 30, 1995.

                                        Book Value
                                          Of The
                                        Investment
              Mortgage                   Securing                                        Base Interest
           Notes Payable                 The Debt                 Maturity                   Rate
           -------------                 --------                 --------                   ----
                         (in thousands)
             $  5,852                 $    6,199                May  7, 1997                 9.500%
                2,146                      3,976                Aug. 19, 2000                9.500
                1,268                      1,802                July  1, 2003                8.125
             --------                 ----------
             $  9,266                  $  11,977
             ========                  =========

Required payments on the Trust's mortgage notes payable for the succeeding five years are as follows:

               Year Ending
              September 30,          Principal            Interest              Total
              -------------          ---------            --------              -----
                                                       (in thousands)
                  1996                $   189              $   855             $ 1,044
                  1997                  5,840                  657               6,497
                  1998                    100                  288                 388
                  1999                    109                  279                 388
                  2000                  2,121                  247               2,368

On March 16, 1995 the Trust repaid a $498,000 first mortgage loan on its shopping center located in Ardmore, Oklahoma. This loan had a maturity date of June 16, 1996. On May 1, 1995 the Trust settled at a discount, a $1,017,000 first mortgage loan on its office building located in Englewood, Colorado, which had a maturity date of February 1, 1999. This settlement resulted in an extraordinary income item of $52,000. On September 30, 1994 the Trust repaid a $7,689,000 first mortgage loan on its two shopping centers located in Iowa. This loan had a maturity date of October 1, 1994. On January 28, 1993 the Trust settled a $240,000 second mortgage on one of its properties at a discount. This settlement resulted in the cancellation of the second mortgage and an extraordinary income item of $24,000. On February 10, 1993 the Trust settled a $987,000 first mortgage on the same property at a discount. This settlement resulted in the cancellation of the first mortgage and an extraordinary income item of $262,000.

Total interest expense on mortgage notes payable did not differ materially from interest paid.


NOTE  E - - BANK NOTES PAYABLE

At September 30, 1995 the bank notes payable included $6,600,000 of borrowings under the 1994 Credit Agreement. At September 30, 1994 the bank notes payable included $7,689,000 of borrowings under a demand note and $3,491,000 of borrowings under a 1986 bank loan.

On September 30, 1994 the Trust borrowed $7,689,000 under the terms of a demand note from a new lender. The funds were used to repay a mortgage loan. (See Note D) This demand note, which had an interest rate of prime, was converted to a revolving line of credit ("1994 Credit") issued by National City

Bank of Cleveland, Ohio ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. With the execution of the 1994 Credit the Trust canceled the 1990 Credit the Trust had with its previous lender (see below). The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available at the Trust's discretion upon payment of an activation fee of 3/4 of 1% on the $10,000,000. The initial term of the 1994 Credit is three years. Each year the lenders will review the 1994 Credit with the right to extend it for one additional year. Interest only payments, which is at the option of the Trust, will be at either (i) 1/4 of 1% over the prime rate; (ii) 250 basis points over the LIBOR rate; or (iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. The 1994 Credit is secured by certain of the Trust's real estate investments and contains certain covenants including a covenant for a minimum shareholders' equity. At September 30, 1995 the amount of shareholders' equity free from such restriction was approximately $5,126,000.

Effective January 1, 1994 the Trust and its former lender executed a third amendment to the December 31, 1990 Credit Agreement ("1990 Credit"). The third amendment converted the then existing five year loan to a revolving line of credit. During January and February, 1994 the Trust paid down the $4,508,000 balance of the 1990 Credit. At September 30, 1994 there were no borrowings outstanding under the 1990 Credit. This loan was canceled December 31, 1994.

The Trust also had a loan with another bank which was scheduled to mature December 25, 1993 but, had been extended to December 25, 1997. The interest rate was prime plus 1% with a minimum rate of 7.5%. The Trust was required to make monthly amortization payments based on a twenty-year amortization schedule. On January 5, 1993 the Trust made a principal payment of $722,000. This payment satisfied the required principal payments of $341,000 due December 1, 1993 and $381,000 due December 1, 1994. On March 8, 1994 the Trust made the third required payment of $666,000 which was due by December 1, 1995. On February 28, 1995 the Trust made a principal payment of $2,200,000 and on March 15, 1995 paid off the remaining balance of $1,260,000.

Total interest expense on bank notes payable did not differ materially from interest paid.

NOTE  F - - SHARES OF BENEFICIAL INTEREST

On August 21, 1995 the Trust mailed an Offer to purchase for cash an aggregate of 500,000 Shares of Beneficial Interest for a price of $4.00 per share to each shareholder of the Trust. The Offer ended September 22, 1995 and at its conclusion 239,553 shares were purchased and retired by the Trust. In addition to the $4.00 per share the Trust incurred costs of $56,000 in connection with the Offer.

On April 17, 1995 the Trust repurchased 14,000 of its Shares of Beneficial Interest for $48,000 in an open market purchase. These shares were retired by the Trust.

On June 26, 1994 the Trust repurchased 103,210 of its Shares of Beneficial Interest for $296,000 in an open market purchase. These shares were retired by the Trust.

On November 23, 1993 the Trust mailed a prospectus and certificate of rights to all shareholders of record as of November 12, 1993. The certificates entitled the shareholder to the right to purchase one Share of

Beneficial Interest of the Trust for every two Shares owned at a price of $3.25 per Share. Additionally, this offering also provided for an oversubscription privilege which entitled each holder of a right to subscribe for Shares not purchased by other holders of rights. Oversubscriptions were allocated prorata based on the number of Shares owned. The offering expired on January 28, 1994. All 1,857,969 Shares available were sold. The net proceeds to the Trust totaled $5,929,000.

On November 17, 1992 the Trust mailed a prospectus and certificate of rights to all shareholders of record as of November 12, 1992. The certificates entitled the shareholder to the right to purchase one Share of Beneficial Interest of the Trust for each Share owned at a price of $ 2.50 per Share. Additionally, the offering provided for an oversubscription privilege which entitled each holder of a right to subscribe for Shares not purchased by other holders of rights. The offering also provided that shares not purchased by shareholders could be sold to third-party investors. The offering expired on December 28, 1992. The Trust sold 1,759,165 shares of the 1,956,772 shares available in the offering. The net proceeds to the Trust totaled $4,231,000.

On February 21, 1992 the shareholders of the Trust approved the amended and extended 1983 Incentive Stock Option Plan, now titled the 1992 Stock Option Plan ("1992 Plan"). Under the 1992 Plan, an additional 200,000 Shares of Beneficial Interest of the Trust are reserved and made available for issuance of options to officers and employees of the Trust at the discretion of the Board of Trustees. The original plan had reserved 100,000 Shares. The 1992 Plan is extended to October 21, 2011. The option price is the fair market value on the date of the grant and no option shall be exercisable for less than 100% of this value. Under the 1992 Plan, the share appreciation rights granted previously will be unaffected; however, no share appreciation rights will be issued with grants of the 200,000 new Shares or the 17,500 Shares remaining from the original 100,000 Shares. Share appreciation rights entitle the holder to receive the difference between the market value on the date of exercise and the option price in Shares, cash or a combination thereof, at the discretion of the Board of Trustees.

As of September 30, 1995 options and share appreciation rights granted and remaining exercisable are as follows: January 20, 1986 - 21,750 Shares at $17.88 per Share granted, 13,250 Shares exercisable; January 16, 1989 - 44,250 Shares at $5.13 per Share granted, 30,400 Shares exercisable; January 1, 1993 - 125,000 Shares at $2.625 per Share granted, 125,000 Shares exercisable; January 1, 1994 - 37,500 Shares at $3.0625 per Share granted, 37,500 Shares exercisable; and January 1, 1995 - 6,000 Shares at $3.00 per Share granted, 6,000 Shares exercisable.

NOTE  G - - REAL ESTATE SALES

The fiscal 1995 gains on sales of real estate totaling $2,499,000 include the following: (i) $452,000 which represents the gain the Trust realized on its February, 1995 $2,650,000 sale of the 197 room Quality Hotel located at the airport in St. Louis, Missouri; (ii) $1,859,000 represents the gain the Trust realized on its March, 1995 $2,595,000 sale of the 124 unit Parkwood Place Apartments located in Greeley, Colorado; (iii) $97,000 represents the gain the Trust realized on its March, 1995 $800,000 sale of the 51,000 square foot Walnut Hill West office building located in Dallas, Texas; and (iv) $91,000 represents the gain the Trust realized on its May, 1995 $212,000 sale of
17.7697 acres of vacant land located in Akron, Ohio. The Trust received a purchase money mortgage for the total $212,000 purchase price in connection with the sale.

The fiscal 1994 gains on sales of real estate totaling $445,000 include the following: (i) $361,000 which represents the gain the Trust realized on its March, 1994 $834,000 sale of 70 acres of vacant land located in Akron, Ohio. The Trust received a purchase money mortgage for $290,000 of the purchase price in connection with the sale; and (ii) $84,000 which represents the gain the Trust realized on its August, 1994 $198,000 sale of 16.6 acres of vacant land located in Akron, Ohio.

The fiscal 1993 gains on sales of real estate totaling $563,000 include the
following:   (i) $337,000 which represents the gain the Trust realized on its
November, 1992 $950,000 sale of four single-story office-warehouse buildings containing 42,162 square feet on 2.68 acres of land within the Walnut Stemmons Office Park, Dallas, Texas; and (ii) $226,000 which represents the gain the Trust realized on its April, 1993 $541,000 sale of 46.4 acres of vacant land located in Akron, Ohio. The Trust received a purchase money mortgage note for $150,000 of the purchase price in connection with the sale.

NOTE  H - - LITIGATION

The Trust is involved in a number of legal proceedings arising in the usual course of its business activities, none of which in the opinion of Management, is expected to have a material adverse effect on the financial statements.

NOTE  I - - PENSION PLAN

The Trust has a defined contribution pension plan covering all full-time employees of the Trust. Contributions are determined as a set percentage of
each covered employee's annual cash compensation.   Contributions by the Trust
are accrued during the year and paid prior to the filing of the Trust's federal income tax return for said year. For fiscal 1995 the Trust accrued $24,000 for contributions to the pension plan (for fiscal 1994 - $31,000 and fiscal 1993 - $29,000).


NOTE  J - - OPERATING LEASES

Minimum future rentals due the Trust on noncancelable leases for the succeeding five fiscal years and thereafter are as follows: 1996, $7,162,000; 1997, $5,471,000; 1998, $4,391,000; 1999, $3,340,000; 2000, $2,662,000; and
$11,576,000 thereafter. Certain leases provide for contingent rentals. The Trust received $123,000 of contingent rentals for 1995 ($131,000 for 1994 and $202,000 for 1993). The Trust's carrying amount at September 30, 1995 of these real estate investments consists of land of $6,974,000 and improvements of $56,201,000, less accumulated depreciation of $22,483,000.


NOTE  K - - SUBSEQUENT EVENTS

The Trustees, at their July 25, 1995 meeting, declared a quarterly cash distribution of $.04 per Share of Beneficial Interest payable October 20, 1995 to shareholders of record as of October 6, 1995. At their October 24, 1995 meeting, the Trustees declared a quarterly cash distribution of $ .04 per Share payable January 19, 1996 to shareholders of record as of January 5, 1996.

NOTE  L - - QUARTERLY FINANCIAL DATA  (UNAUDITED)

Summarized quarterly financial data for the years ended September 30, 1995 and 1994 is as follows:


Quarter Ended                                 Dec. 31        Mar. 31         June 30        Sept. 30
-------------                                 -------        -------         -------        --------
                                                      (in thousands, except per share data)
1995
----

Operating revenues                            $ 2,666        $ 2,614         $ 2,486        $ 2,379
Operating income  before
    extraordinary item                             67             94             255            180
Extraordinary item                                  0              0              52            738
Net Income                                         67          2,502             398            918
Operating income per share before
    extraordinary item (1)                        .01            .02             .05            .03
Extraordinary item per share (1)                  .00            .00             .02            .12
Net Income  per share (1)                         .01            .46             .08            .16


1994
----

Operating revenues                            $ 2,409        $ 2,440         $ 2,432        $ 2,474
Operating income (loss) before
     extraordinary item                          (111)          (106)             20             82
Extraordinary item                                  0              0               0            253
Net income  (loss)                               (111)           255              20            419
Operating income (loss) per share before
     extraordinary item (1)                      (.03)          (.02)            .00            .01
Extraordinary item per share (1)                  .00            .00             .00            .05
Net income (loss) per share (1)                  (.03)           .05             .00            .08


(1) Per Share calculations for each of the quarters is based on a weighted average number of shares outstanding for each period and, therefore, the sum of the quarters may not necessarily equal full-year amounts.

SCHEDULE  XI -- REAL ESTATE AND ACCUMULATED DEPRECIATION

CLEVETRUST REALTY INVESTORS

As of September 30, 1995


                                                              Amount At
                                                                Which
                                                              Carried At
                                       Initial                 Close of
                          Amount Of    Cost to     Cost Of      Period    Accumulated    Construction            Depreciation
Classification           Encumbrances  Trust(1)  Improvements  (1)  (3)  Depreciation(2)   Completed   Acquired    Lives(4)
--------------           ------------  --------  ------------  --------- ---------------   ---------   --------    --------
                                                   (in thousands)
Office Buildings:
 Englewood, Colorado:
  Building (5)                           $ 4,328      $  505        $ 4,833      $ 2,949
                                         -------      ------        -------      -------                           Various, ranging
                            $   -0-        4,328         505          4,833        2,949      1970       1971            from
                                                                                                                     5 to 40 years.
 Tulsa, Oklahoma:
  Land                                       648                        648
  Building                                 3,306       2,888          6,194        4,185                           Various, ranging
                                         -------      ------        -------      -------                                 from
                                -0-        3,954       2,888          6,842        4,185      1963       1972        5 to 40 years.

 Denver, Colorado:
  Land                                       165                        165
  Building                                 2,834       1,443          4,277        2,793                           Various, ranging
                                         -------      ------        -------      -------                                 from
                                -0-        2,999       1,443          4,442        2,793      1971       1972        5 to 40 years.

 Dallas, Texas:
  Land                                     1,500                      1,500
  Building                                 8,439         986          9,425        3,197      1981       1983      Various, ranging
                                         -------      ------        -------      -------                                 from
                                -0-        9,939         986         10,925        3,197                             5 to 40 years.

 Dallas, Texas:
  Land                                       335                        335
  Building                                 3,583         177          3,760          119      1980       1994      Various, ranging
                                         -------      ------        -------      -------                                 from
                             2,146         3,918         177          4,095          119                             5 to 40 years.
Commercial:
 Austin, Texas:
  Land                                       874                        874
  Building                                 6,758         540          7,298        1,973      1981       1987      Various, ranging
                                         -------      ------        -------      -------                                 from
                             5,852         7,632         540          8,172        1,973                             5 to 40 years.
 Davenport, Iowa:
  Land                                     1,013                      1,013
  Building                                 4,373         141          4,514          953                           Various, ranging
                                         -------      ------        -------      -------                                 from
                                -0-        5,386         141          5,527          953      1980       1987        5 to 40 years.

 Dubuque, Iowa:
  Land                                       401                        401
  Building                                 4,800         163          4,963        1,040                           Various, ranging
                                         -------      ------        -------      -------                                 from
                                -0-        5,201         163          5,364        1,040      1980       1987        5 to 40 years.

 Ardmore, Oklahoma:
  Land                                       684                        684
  Building                                 2,847         409          3,256          812                           Various ranging
                                         -------      ------        -------      -------                                 from
                                -0-        3,531         409          3,940          812      1975       1989       10 to 31 years.

 Miscellaneous
Investments:
  Land                                     1,556                      1,556
  Building                                 5,848       1,941          7,789        4,522
                                         -------      ------        -------      -------
                             1,268         7,404       1,941          9,345        4,522
                             -----       -------      ------        -------      -------
         TOTALS             $9,266       $54,292      $9,193        $63,485      $22,543
                            ======       =======      ======        =======      =======
 Summary:
  Land                                                              $ 7,176
   Buildings                                                         56,309
                                                                    -------

                                                                    $63,485
                                                                    =======

CLEVETRUST REALTY INVESTORS


                                                                                           Year Ended September 30,
                                                                               -----------------------------------------------
                                                                                 1995               1994                1993
                                                                               --------           ---------           ---------
                                                                                                (in thousands)
(1)  Reconciliation of real estate:
            Balance of real estate at October 1, 1994,
            1993 and 1992, respectively                                        $ 71,028           $  73,296           $  73,689
     Additions during period:
            Other capital improvements                                              666                 853                 657
            Purchase of Property                                                     -0-              3,918                 220
                                                                               --------           ---------           ---------
     Total Additions                                                                666               4,771                 877
                                                                               --------           ---------           ---------
                                                                                 71,694              78,067              74,566

     Application of allowance for investment
            losses                                                                   -0-              6,089                  -0-
     Less carrying amount of real estate sold
            or disposed                                                           8,209                 950               1,270
                                                                               --------           ---------           ---------
     Balance of real estate at September 30,
            1995, 1994 and 1993, respectively                                 $  63,485           $  71,028           $  73,296
                                                                               ========           =========           =========

(2)  Reconciliation of allowances for depreciation:
            Balance of allowance for depreciation at
                 October  1, 1994, 1993 and 1992,
                 respectively                                                 $  25,648           $  23,902           $  22,179
            Provisions for depreciation for
                 the period                                                       1,846               1,972               2,149
                                                                               --------           ---------           ---------
                                                                                 27,494              25,874              24,328
            Less allowance for depreciation on
                 real estate sold or disposed                                     4,951                 226                 426
                                                                               --------           ---------           ---------
            Balance of allowance for depreciation
                 at September 30, 1995, 1994, and
                 1993, respectively                                           $  22,543           $  25,648           $  23,902
                                                                               ========           =========           =========

(3) The Trust's aggregate cost for federal income tax purposes as of September 30, 1995 was $70,268,000. The Trust's federal income tax return for the year ended September 30, 1995 has not yet been filed.

(4) Depreciation lives exclude tenant improvements which are depreciated over the specific lease term involved.

(5) The Trust owns the building improvements subject to a long term ground lease.

SCHEDULE XII  - - MORTGAGE LOANS ON REAL ESTATE


CLEVETRUST REALTY INVESTORS

September 30, 1995

                   Carrying
                   Amount Of
                   Mortgages                       Final
                     As Of                        Maturity
                   September                     Date/Range
                      30,                          Final         Periodic       Amount Of        Face
                     1995        Rate/Range       Maturity       Payment          Prior        Amount Of
Classification     (1)  (2)       Of Rates         Dates          Terms           Liens        Mortgages
--------------   -------------  ------------       -----          -----           -----        ---------
                     (in                                                                  (in thousands)
                  thousands)
Second
 mortgage
 loan on
 vacant land
 in Akron,
 Ohio               $    91        10.00%       August, 1996        (3)         $   1,180       $   290

Second
 mortgage
 loan on
 vacant land
 in Akron,
 Ohio                   212         9.00%         May, 1997         (4)             1,180           212


Accrued
interest                  7
                    -------
     TOTAL          $   310
                    =======

CLEVETRUST REALTY INVESTORS


(1)  Reconciliation of carrying amount of mortgage loans:


                                                                Year Ended September 30,
                                                   --------------------------------------------------
                                                        1995              1994              1993
                                                        ----              ----              ----
                                                                     (in thousands)

Balance as of October 1, 1994, 1993 and
     1992, respectively                               $   236          $     155         $  2,291
Additions during the year:
     Mortgage received in connection
          with sale of property                           212                290              150
     Amortization of purchase money
          mortgage discounts                              ---                ---               14
     Increase in accrued interest                           7                290               62
                                                      -------          ---------         --------
                              TOTAL ADDITIONS             219                290              226
                                                      -------          ---------         --------
                                                          455                455            2,517


Less Deductions during the year:
     Mortgage loan principal repayments                   145                204            2,000
     Accrued Interest                                     ---                  5              362
                                                      -------          ---------         --------
                             TOTAL DEDUCTIONS             145                209            2,362
                                                      -------          ---------         --------
Balance as of September 30, 1995, 1994
     and 1993, respectively                           $   310          $     236         $    155
                                                      =======          =========         ========


(2) The carrying amount at September 30, 1995 of the mortgage loans for federal income tax purposes was $303,000.

(3) Interest only payments are due quarterly in the arrears on the 1st day of each March, June, September and December for all interest accrued to such date. Principal payments of $5,375.00 per lot are to be made from the proceeds of the sale of each lot of the vacant land securing this loan until all principal is paid or August, 1996 at which time all unpaid principal is due. Notwithstanding anything to the contrary, provided Borrower is not otherwise in default, this loan shall be interest free until September 1, 1995.

(4) Interest only payments are due quarterly in the arrears on the 1st day of each June, September, December, and March for all interest accrued to such date. Principal payments of $16,303.00 per lot are to be made frrom the proceeds of the sale of each lot of the vacant land securing this loan until all principal is paid or May, 1997 at which time all unpaid principal is due.

                          CLEVETRUST REALTY INVESTORS


          ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED SEPTEMBER 30, 1995


                                 EXHIBIT INDEX


               "Assigned"                                                                   "Sequential"
              Exhibit No. *                          Description                              Page No.
              -------------                          -----------                              --------

                (3)  (A)          Second Amended and Restated Declaration            Incorporated by
                                  of Trust.                                          reference to Exhibit
                                                                                     (3) to Registration
                                                                                     Statement on
                                                                                     Form S-2, File
                                                                                     Number, 33-46552.

                (3)  (B)          By-Laws                                            Incorporated by
                                                                                     reference to Exhibit
                                                                                     (3) to Report on
                                                                                     Form 10-K for the
                                                                                     fiscal year ended
                                                                                     September 30, 1986.
                                                                                     (File No. 0-5641)


                (4)  (1)          Credit Agreement By and Amoung CleveTrust Realty    Incorporated by
                                  Investors, Borrower, National City Bank, as         reference to Exhibit (4)
                                  Agent, and The Banks Identified Herein dated as     to Form 10-K for the
                                  of November 30, 1994.                               fiscal year ended
                                                                                      September 30, 1994.

                (4)  (2)          Amendment to Credit Agreement dated as of April                53
                                  28, 1995 to the Credit Agreement By and Amoung
                                  CleveTrust Realty Investors, Borrower, National
                                  City Bank, as Agent, and The Banks Identified
                                  Herein dated as of November 30, 1994.

                (4)  (3)          Deed of Trust and Security Agreement made as of     Incorporated by
                                  May 28, 1987 between CleveTrust Realty Investors    reference to Exhibit (4)
                                  and The Northwestern Mutual Life Insurance          to Report on Form 10-K
                                  Company.                                            for the fiscal year
                                                                                      ended September 30,
                                                                                      1987.
                                                                                      (File No. 0-5641)

                (4)  (4)          Promissory Note dated May 28, 1987 in the amount    Incorporated by
                                  of $6,500,000 with respect to the Deed of Trust     reference to Exhibit (4)
                                  and Security Agreement made as of May 28, 1987      to Report on Form 10-K
                                  between CleveTrust Realty Investors and the         for the fiscal year
                                  Northwestern Mutual Life Insurance Company.         ended September 30,
                                                                                      1987.
                                                                                      (File No. 0-5641)
                                  Certain of the Registrant's assets are subject
                                  to long-term mortgage obligations each of which
                                  individually relates to indebtedness totaling
                                  less than 10% of the total assets of the
                                  Registrant.  The Registrant hereby agrees to
                                  furnish a copy of such agreements to the
                                  Commission upon its request.

                          CLEVETRUST REALTY INVESTORS

          ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED SEPTEMBER 30, 1995

                                 EXHIBIT INDEX

                                --(CONTINUED)--

               "Assigned"                                                                   "Sequential"
              Exhibit No. *                          Description                               Page No.
              -------------                          -----------                             ----------

         Exhibits (10) (1) through (10) (5) represent Management contracts or compensation plans or arrangements.

                (10)  (1)         Amended and Restated Employment Agreement           Incorporated by
                                  dated as of January 1, 1993 between CleveTrust      reference to Exhibit
                                  Realty Investors and John C. Kikol.                 (10) to Report on Form
                                                                                      10-K for the fiscal year
                                                                                      ended September 30,
                                                                                      1993.

                (10)  (2)         Amended and Restated Employment Agreement dated     Incorporated by
                                  as of January 1, 1993 between CleveTrust Realty     reference to Exhibit
                                  Investors and Raymond C. Novinc.                    (10) to Report on Form
                                                                                      10-K for the fiscal year
                                                                                      ended September 30,
                                                                                      1993.

                (10)  (3)         Amended and Restated Employment Agreement dated     Incorporated by
                                  as of January 1, 1993 between CleveTrust Realty     reference to Exhibit
                                  Investors and Michael R. Thoms.                     (10) to Report on Form
                                                                                      10-K for the fiscal year
                                                                                      ended September 30,
                                                                                      1993.

                (10)  (4)         Employment  Agreement dated as of January 1,        Incorporated by
                                  1993 between CleveTrust Realty Investors and        reference to Exhibit
                                  Brian D. Griesinger.                                (10) to Report on Form
                                                                                      10-K for the fiscal year
                                                                                      ended September 30,
                                                                                      1993.

                (10)  (5)         CleveTrust Realty Investors 1992                    Incorporated by
                                  Incentive Stock Option Plan.                        reference to Exhibit
                                                                                      (10) to Registration
                                                                                      Statement on Form S-2,
                                                                                      File Number, 33-46552.

                  (11)            Computation of net income (loss) per share of                  55
                                  beneficial interest.

                  (23)            Consent of Independent Auditors.                               56

                  (24)            Power of Attorney.                                             57

                  (27)            Financial Data Schedule.                                       58

         *  Exhibits 2, 9, 12, 13, 16, 18, 19, 21, 22, and 28 are either inapplicable to the Trust or require no answer.