Form 10-Q
period 1995-12-31
CLEVETRUST REALTY INVESTORS
filed 1996-02-09
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended          December 31, 1995

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to_________________________

                          Commission File Number 0-5641

                           CLEVETRUST REALTY INVESTORS
             (Exact name of registrant as specified in its charter)

             Massachusetts                                  34-1085584
(State or other jurisdiction of incorporation          (I. R. S. Employer
or organization)                                       Identification No.)


     2001 Crocker Road, Suite 400
          Westlake, Ohio                                     44145
(Address of Principal Executive Offices)                   (Zip Code)
                                 (216) 899-0909
              (Registrant's telephone number, including area code)

                                 Not Applicable
Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________

Shares of Beneficial Interest Outstanding at February 7, 1996:  5,179,143

The sequential page in this Report where the Exhibit Index is located is Page
11.

                           CLEVETRUST REALTY INVESTORS

                                      INDEX


                                                                 Sequential
                                                                    Page
Number

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                      Statement of Financial Condition
                          -- December 31,1995 and September 30, 1995            3

                       Statement of Operations
                          -- Three Months ended December 31, 1995 and 1994      4

                       Statement of Cash Flows
                          -- Three Months ended December 31, 1995 and 1994      5

                       Notes to Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition   8
                        and Results of Operations


PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                             9

         Item 2.  Changes in Securities                                         9

         Item 3.  Defaults upon Senior Securities                               9

         Item 4.  Submission of Matters to a Vote of Security Holders           9

         Item 5.  Other Information                                             9

         Item 6.  Exhibits and Reports on Form 8-K                              9





CLEVETRUST REALTY INVESTORS
STATEMENT OF FINANCIAL CONDITION

                                                                  DECEMBER 31, 1995              SEPTEMBER 30, 1995
                                                               -------------------------     ---------------------------
                                                                                   (in thousands)

ASSETS
----------------------------------------------------------

Invested assets:
  Investments in real estate:
    Improved properties                                                         $63,518                         $63,282
    Less:  Depreciation                                                          22,993                          22,543
                                                               -------------------------     ---------------------------
                                                                                 40,525                          40,739
    Land held for sale or development                                               203                             203
                                                               -------------------------     ---------------------------
                                                                                 40,728                          40,942
  Investments in securities - NOTE B                                              2,295                             267
  Real estate mortgage loans                                                        216                             303
                                                               -------------------------     ---------------------------
                                                                                 43,239                          41,512

Cash and cash equivalents                                                           787                             188
Other assets                                                                      1,401                           1,376
                                                               -------------------------     ---------------------------

                                             TOTAL ASSETS                       $45,427                         $43,076
                                                               =========================     ===========================


LIABILITIES
----------------------------------------------------------

Mortgage notes payable - NOTE C                                                  $9,721                          $9,266
Bank notes payable - NOTE D                                                       8,600                           6,600
Accrued interest on notes payable                                                    34                              23
Accrued expenses and other liabilities                                            2,027                           2,061
                                                               -------------------------     ---------------------------

                                        TOTAL LIABILITIES                        20,382                          17,950

SHAREHOLDERS' EQUITY
----------------------------------------------------------

Shares of Beneficial Interest, par value $1 per Share:
    Authorized - - Unlimited
    Issued and outstanding shares
   (12/31/95 - 5,179,143; 9/30/95 - 5,217,143)                                    5,179                           5,217
Additional paid-in capital                                                       38,850                          38,986
Accumulated deficit                                                             (18,982)                        (19,104)
                                                               -------------------------     ---------------------------
                                                                                 25,047                          25,099
Unrealized gains (losses) on securities - NOTE B                                     (2)                             27
                                                               -------------------------     ---------------------------
                               TOTAL SHAREHOLDERS' EQUITY                        25,045                          25,126
                                                               -------------------------     ---------------------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $45,427                         $43,076
                                                               =========================     ===========================

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF OPERATIONS

The following statement of operations of CleveTrust Realty Investors for the three-month periods ended December 31, 1995 and 1994, respectively, is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal, recurring nature. The results of operations of the three-month period ended December 31, 1995 are not necessarily indicative of the results of operations for succeeding periods.

                                                              Three Months Ended
                                                        ------------------------------
                                                          12/31/95         12/31/94
                                                        -------------     ------------
                                                     (in thousands, except per share data)

INCOME
--------------------------------------------------

Real estate operations:
  Rental Income                                               $2,567           $2,615

  Less:  Real estate operating expenses                        1,252            1,371
  Less:  Depreciation expense                                    450              492
                                                        -------------     ------------
                                                               1,702            1,863
                                                        -------------     ------------
Income from real estate operations                               865              752
Interest income                                                    8               35
Dividend income                                                   61                0
Other                                                              2               16
                                                        -------------     ------------
                                                                 936              803

EXPENSES
--------------------------------------------------

Interest:
  Mortgage notes payable                                         222              269
  Bank notes payable - NOTE D                                    188              243
                                                        -------------     ------------
                                                                 410              512
General and administrative                                       195              224
                                                        -------------     ------------
                                                                 605              736
                                                        -------------     ------------

                                       NET INCOME               $331              $67
                                                        =============     ============

Per Share of Beneficial Interest - NOTE F:
                            NET INCOME  PER SHARE              $0.06            $0.01
                                                        =============     ============

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                              5,217            5,471
                                                        =============     ============

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF CASH FLOWS

                                                                                     Three Months Ended
                                                                               -----------------------------
                                                                                12/31/95         12/31/94
                                                                               ------------     ------------
                                                                                       (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                            $331              $67
Non-cash revenues and expenses included in income:
  Depreciation expense                                                                 450              492
  (Increase) in other assets                                                           (25)             (22)
  Increase in accrued interest on notes payable                                         11               24
  (Decrease) in accrued expenses and other liabilities                                 (34)            (203)
                                                                               ------------     ------------
                                      Cash Flow From Operating Activities              733              358

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                                 (236)            (121)
(Increase) in investments in securities                                             (2,057)               0
Net insurance proceeds                                                                   0            1,989
Real estate mortgage loan repayments                                                    87               43
                                                                               ------------     ------------
                           Cash Flow (Used in) From  Investing Activities           (2,206)           1,911

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal borrowings                                                                 500                0
  Principal amortization payments                                                      (45)            (124)
Bank notes payable:
  Borrowings                                                                         2,000                0
  Repayments                                                                             0           (1,989)
  Principal amortization payments                                                        0              (19)
Certificate of deposit                                                                   0              500
Shares repurchased and subsequently retired                                           (174)               0
Distributions to shareholders                                                         (209)            (218)
                                                                               ------------     ------------
                           Cash Flow From (Used In)  Financing Activities            2,072           (1,850)
                                                                               ------------     ------------

Increase in cash and short-term investments                                            599              419
Balance at beginning of year                                                           188              251
                                                                               ------------     ------------

Balance at end of period                                                              $787             $670
                                                                               ============     ============

See notes to financial statements.

                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


NOTE A - INCOME TAXES

As of October 1, 1992 the Trust adopted, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 had no effect on net income.

The Trust had no income tax expense for the three month period ended December 31, 1994 or for the fiscal year ended September 30, 1995. The Trust had no income tax expense for the three month period ended December 31, 1995 and it expects to have no income tax expense for the fiscal year ended September 30, 1996.

The Trust had a net deferred tax asset position at December 31, 1995 and September 30, 1996 of approximately $2,455,000 and $2,567,000, respectively. The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax will be realized.

NOTE B - INVESTMENTS IN SECURITIES

The Trust has adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Trust has classified its investments in equity securities as available for sale and as a result these are stated at fair value at December 31, 1995 and September 30, 1995. The effect of the unrealized gains (losses) are included as a component of Shareholders' Equity. There was no commulative effect adjustment as a result of adoption.

NOTE C - MORTGAGE NOTES PAYABLE

Effective December 28, 1995 the Trust and its Lender modified the first mortgage loan on the 14800 Quorum Office Building located in Dallas, Texas as follows:
The Trust borrowed an additional $500,000, which increased the outstanding borrowings to $2,640,000 at December 31, 1995. Additionally, the base interest rate, which was 1.75% over the prime lending rate (9.5% at the time of the modification) adjusted every two years, was changed to a fixed rate of 8.30%, effective January 1, 1996, until the maturity date of August 19, 2000.

NOTE D - BANK NOTES PAYABLE

The Trust has a revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available upon payment of an activation fee of 3/4 of 1% on the $10,000,000. Interest will be at either i) 1/4 of 1% over the prime rate; ii) 250 basis points over the LIBOR rate; or iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. The initial term was for three years. Each year the lenders

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE D - BANK NOTES PAYABLE - (Continued)

will review the 1994 Credit with the right to extend it for one additional year. Accordingly, the lenders have extended the 1994 Credit for one additional year through March 1, 1999. At December 31, 1995 the outstanding balance was $8,600,000. At September 30, 1995 the outstanding balance was $6,600,000. The 1994 Credit is secured by certain of the Trust's real estate and contains certain covenants including a covenant for a minimum shareholders' equity. At December 31, 1995 the amount of shareholders' equity free from such restrictions was approximately $5,045,000.

The Trust also had a loan with another bank which has a maturity date of December 25, 1997. The interest rate on this loan was prime plus 1% with a minimum rate of 7.5%. On February 28, 1995 the Trust made a principal payment of $2,200,000 and on March 15, 1995 paid off the remaining balance of $1,260,000.

NOTE E - DISTRIBUTIONS

The Trustees, at their October 24, 1995 meeting declared a quarterly cash distribution of $.04 per share payable January 19, 1996 to shareholders of record as of January 5, 1996.

NOTE F - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

At December 31, 1995 the Trust owned $63,721,000 in real estate investments at cost, had $2,295,000 of investments in securities at market value, and had two real estate mortgage loan with a combined balance of $216,000. These investments, net of accumulated depreciation, totaled $43,239,000. This compared with total real estate investments at cost of $63,282,000, investments in securities at market value of $267,000, two real estate mortgage loan with a combined balance of $303,000 and a carrying value after accumulated depreciation of $41,512,000 at September 30, 1995. The change since year end was the net result of the Trust receiving $87,000 in real estate loan repayments, increasing its market value invest- ments in securities by $2,028,000, spending $236,000 on improvements to existing properties and recording depreciation expense of $450,000.

During the three months ended December 31, 1995 the Trust increased its borrowings under the 1994 Credit Agreement by $2,000,000. These borrowings were used to purchase securities in real estate companies. Also, in December, 1995 the Trust borrowed an additional $500,000 in a restructuring of the first mortgage loan on the 14800 Quorum Office Building in Dallas, Texas (see Note C to the financial statements).

The $81,000 reduction in shareholders' equity at December 31, 1995 from September 30, 1995 was the net effect of the Trust's recording net income of $331,000, making distributions to shareholders of $209,000, repurchasing and retiring 38,000 of the Trust's shares at a total cost of $174,000, and reducing the unrealized gains (losses) on investments in securities by $29,000 during the three months ended December 31, 1995. At December 31, 1995 the Trust's debt to equity ratio was .73-to-1.00 compared to .63-to-1.00 at September 30, 1995.

RESULTS OF OPERATIONS

Income from real estate operations during the quarter ended December 31, 1995 increased $113,000 (15%) when compared to the quarter ended December 31, 1994. Rental income for the quarter ended December 31, 1995 decreased $48,000 (2%) compared to the quarter ended December 31, 1994. Real estate operating expenses decreased $119,000 (9%) in the three months ended December 31, 1995 versus 1994. Also depreciation expense decreased $42,000 (8.5%) for the three months ended December 31, 1995 compared to December 31, 1994. The decreases in each category are primarily due to the sales in February and March, 1995 of three improved properties, the 197 room hotel located at the St. Louis airport, the 51,000 square foot office building located in Dallas, Texas, and the 124 unit apartment complex located in Greeley, Colorado. Additionally, two of the Trust's office buildings located in Dallas, Texas had increased rental income during the current quarter compared to the quarter one year ago as a result of increased occupanies due to leasing efforts in August and September, 1995.

The $102,000 (20%) decrease in interest expense for the three month period ended December 31, 1995 when compared to the same period one year ago was primarily due to less borrowings outstanding. During the three months ended December 31, 1995 the average daily outstanding borrowings were $17,236,000 compared to an average daily outstanding balance of $21,533,000 for the three months ended December 31, 1994.



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


Item 5.    Other Information

           None


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibit 27:  Financial Data Schedule

           (b) There were no Reports on Form 8-K filed during the quarter for which this report is filed.











                                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          CLEVETRUST REALTY INVESTORS
                                                   (Registrant)







Date:    February 9, 1996                 By: /S/JOHN C. KIKOL
                                             ----------------------------------
                                              John C. Kikol, President







Date:    February 9, 1996                 By: /S/ MICHAEL R. THOMS
                                             ----------------------------------
                                               Michael R. Thoms, Vice President
                                                   and Treasurer

                           CLEVETRUST REALTY INVESTORS

        QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 1995

                                  EXHIBIT INDEX


"Assigned"                                                     "Sequential"
Exhibit No.                        Description                 Page No.
-----------                        -----------                 --------

   (27)                       Financial Data Schedule             12

