Form 10-Q
period 1996-03-31
CLEVETRUST REALTY INVESTORS
filed 1996-05-10
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1996

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to
______________________________

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

Shares of Beneficial Interest Outstanding at May 10, 1996:  5,179,143

The sequential page in this report where the Exhibit Index is located is page
14.

                           CLEVETRUST REALTY INVESTORS

                                      INDEX




                                                                                                       Sequential
                                                                                                          Page
                                                                                                         Number

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                   Statements of Financial Condition
                    -- March 31, 1996 and September 30, 1995                                                3

                   Statements of Operations
                    -- Three Months and Six Months ended March 31, 1996 and 1995                            4

                   Statements of Cash Flows
                    -- Six Months ended March 31, 1996 and 1995                                             5

                    Notes to Financial Statements                                                           6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                     9


PART II.   OTHER INFORMATION:

         Item 1.    Legal Proceedings                                                                      12

         Item 2.    Changes in Securities                                                                  12

         Item 3.    Defaults upon Senior Securities                                                        12

         Item 4.    Submission of Matters to a Vote of Security Holders                                    12

         Item 5.    Other Information                                                                      12

         Item 6.    Exhibits and Reports on Form 8-K                                                       12



CLEVETRUST REALTY INVESTORS
STATEMENTS OF FINANCIAL CONDITION

                                                                             MARCH 31, 1996             SEPTEMBER 30, 1995
                                                                             --------------             ------------------
                                                                                            (in thousands)
ASSETS
- -------------------------------------------------------------------------

Invested assets:
  Investments in real estate - NOTE B:
    Improved properties                                                       $ 66,227                        $  63,282
    Less:  Depreciation                                                         23,366                           22,543
                                                                              --------                        ---------
                                                                                42,861                           40,739
    Land held for sale or development                                              203                              203
                                                                              --------                        ---------
                                                                                43,064                           40,942
  Investments in securities - NOTE C                                             2,619                              267
  Real estate mortgage loans                                                       179                              303
                                                                              --------                        ---------
                                                                                45,862                           41,512

Cash and cash equivalents                                                          921                              188
Other assets                                                                     1,227                            1,376
                                                                              --------                        ---------
                                                            TOTAL ASSETS      $ 48,010                        $  43,076
                                                                              ========                         ========
LIABILITIES
- -------------------------------------------------------------------------

Mortgage notes payable - NOTE D                                               $  9,671                         $  9,266
Bank notes payable - NOTE E                                                     11,500                            6,600
Accrued interest on notes payable                                                   70                               23
Accrued expenses and other liabilities                                           1,534                            2,061
                                                                              --------                        ---------
                                                       TOTAL LIABILITIES        22,775                           17,950

SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------

Shares of Beneficial Interest, par value $1 per Share:
    Authorized - - Unlimited
    Issued and outstanding shares
    (3/31/96 - 5,179,143; 9/30/95 - 5,217,143)                                   5,179                            5,217
Additional paid-in capital                                                      38,850                           38,986
Accumulated deficit                                                            (19,117)                         (19,104)
                                                                              --------                        ---------
                                                                                24,912                           25,099
Unrealized gains on securities - NOTE C                                            323                               27
                                                                              --------                        ---------
                                              TOTAL SHAREHOLDERS' EQUITY        25,235                           25,126
                                                                              --------                        ---------
                              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 48,010                         $ 43,076
                                                                              ========                         ========

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENTS OF OPERATIONS

The following statements of operations of CleveTrust Realty Investors for the three-month and six-month periods ended March 31, 1996 and 1995, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended March 31, 1996 are not necessarily indicative of the results of operations for succeeding periods.

                                                                    Three Months Ended                      Six Months Ended
                                                              -----------------------------           -------------------------
                                                                 03/31/96          03/31/95           03/31/96         03/31/95
                                                              -----------          --------           --------         --------
                                                                            (in thousands, except per share data)
INCOME
Real estate operations:
  Rental Income                                                   $ 2,582         $  2,606             $  5,149         $ 5,221

  Less:  Real estate operating expenses                             1,282            1,352                2,534           2,723
  Less:  Depreciation expense                                         433              466                  883             958
                                                                  -------          -------              -------         -------
                                                                    1,715            1,818                3,417           3,681
                                                                  -------          -------              -------         -------
Income from real estate operations                                    867              788                1,732           1,540
Interest income                                                        10                5                   18              40
Dividend income                                                        59                0                  120               0
Other                                                                   6                3                    8              19
                                                                  -------          -------              -------         -------
                                                                      942              796                1,878           1,599

EXPENSES

Interest:
  Mortgage notes payable - NOTE D                                     224              266                  446             535
  Bank notes payable - NOTE E                                         212              233                  400             476
                                                                  -------          -------              -------         -------
                                                                      436              499                  846           1,011
General and administrative                                            190              203                  385             427
                                                                  -------          -------              -------         -------
                                                                      626              702                1,231           1,438
                                                                  -------          -------              -------         -------
                                    OPERATING INCOME                  316               94                  647             161

Gain (loss) on sales of real estate - NOTE B                         (244)           2,408                 (244)          2,408
                                                                  -------          -------              -------         -------

                                          NET INCOME              $    72         $  2,502             $    403        $  2,569
                                                                  =======         ========             ========        ========

Per Share of Beneficial Interest - NOTE H:
  Operating income                                                $  0.06         $   0.02             $   0.12        $   0.03
  Gain (loss) on sales of real estate                               (0.05)            0.44                (0.05)           0.44
                                                                  -------          -------              -------         -------
                              NET INCOME  PER SHARE               $  0.01         $   0.46             $   0.07         $  0.47
                                                                  =======         ========             ========         =======
Weighted Average Number of Shares of
  Beneficial Interest Outstanding                                   5,179            5,471                5,198           5,471
                                                                  =======         ========             ========         =======

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                    -------------------------------------
                                                                        03/31/96             03/31/95
                                                                    ----------------     ----------------
                                                                                (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                               $    403             $  2,569
Non-cash revenues and expenses included in income:
  Depreciation expense                                                        883                  958
  Decrease in other assets                                                    149                  128
  Increase (decrease) in accrued interest on notes payable                     47                   (6)
  Decrease in accrued expenses and other liabilities                         (527)                (592)
Reconciliation to net cash flow from operating activities:
  Loss (gain) on sales of real estate                                         244               (2,408)
                                                                         ---------            ---------
                          Cash Flow From Operating Activities               1,199                  649

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                        (449)                (225)
  Purchases of properties                                                  (3,469)                   0
  Proceeds from properties sold                                               670                5,556
Increase in investments in securities                                      (2,057)                   0
Net insurance proceeds                                                          0                1,191
Real estate mortgage loan repayments                                          124                   80
                                                                         ---------            ---------
               Cash Flow (Used In)  From  Investing Activities              (5,181)               6,602

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal borrowings                                                        500                    0
  Principal amortization payments                                             (95)                (243)
  Principal prepayments                                                         0                 (498)
Bank notes payable:
  Borrowings                                                                4,900                    0
  Repayments                                                                    0               (6,149)
  Principal amortization payments                                               0                  (31)
Certificate of deposit                                                          0                  500
Shares repurchased and subsequently retired                                  (174)                   0
Distributions to shareholders                                                (416)                (437)
                                                                         ---------            ---------
               Cash Flow From (Used In) Financing Activities                4,715               (6,858)
                                                                         ---------            ---------

Increase in cash and short-term investments                                   733                  393
Balance at beginning of year                                                  188                  251
                                                                         ---------            ---------

Balance at end of period                                                 $    921             $    644
                                                                         =========            =========

See notes to financial statements.


                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE A - INCOME TAXES

The Trust had no income tax expense for the six month period ended March 31, 1995 or for the fiscal year ended September 30, 1995. The Trust had no income tax expense for the six month period ended March 31, 1996 and it expects to have no income tax expense for the fiscal year ended September 30, 1996.

The Trust had a net deferred tax asset position at March 31, 1996 and September 30, 1995 of approximately $2,461,000 and $2,567,000, respectively. The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax asset will be realized.

NOTE B - INVESTMENTS IN REAL ESTATE

On February 20, 1996 the Trust completed the purchase of the land on which its Englewood Bank Building is located. This land, which was previously leased by the Trust, was purchased for a price of $1,216,000.

On March 28, 1996 the Trust purchased a 52,554 square foot suburban office building located in Arlington, Texas for a purchase price of $2,206,000.

On March 28, 1996 the Trust completed a $600,000 sale of the European Crossroads office/retail complex on 11.5 acres of land located in Dallas, Texas. The sale resulted in a loss of $313,000.

During January and February, 1996 the Trust completed the sale of three condominium units located in Davie, Florida for a total sales price of $138,000. These sales resulted in a gain of $69,000.

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

NOTE C - INVESTMENTS IN SECURITIES

The Trust has adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Trust has classified its investments in equity securities as

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE C - INVESTMENTS IN SECURITIES - (continued)

available-for-sale and as a result these investments are stated at fair value at March 31, 1996 and September 30, 1995. The effect of the unrealized gains are included as a component of Shareholders' Equity. There was no cumulative effect adjustment as a result of adoption.

NOTE D - MORTGAGE NOTES PAYABLE

Effective December 28, 1995 the Trust and its Lender modified the first mortgage loan on the 14800 Quorum Office Building located in Dallas, Texas as follows:
The Trust borrowed an additional $500,000, which increased the outstanding borrowings to $2,640,000 at the time of the transaction. Additionally, the base interest rate, which was 1.75% over the prime lending rate (9.5% at the time of the modification) adjusted every two years, was changed to a fixed rate of 8.30%, effective January 1, 1996, until the maturity date of August 19, 2000.


NOTE E - BANK NOTES PAYABLE

The Trust has a revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available upon payment of an activation fee of 3/4 of 1% on the $10,000,000. Interest will be at either i) 1/4 of 1% over the prime rate; ii) 250 basis points over the LIBOR rate; or iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. The initial term was for three years. Based on their review of the fiscal year ended September 30, 1995 results, the lenders have extended the maturity date to March 1, 1999. The lenders have the option to extend the maturity date each year after their review of the then ended fiscal year's results. At March 31, 1996 the outstanding balance was $11,500,000. At September 30, 1995 the outstanding balance was $6,600,000. The 1994 Credit is secured by certain of the Trust's real estate and contains certain covenants including a covenant for a minimum shareholders' equity. At March 31, 1996 the amount of shareholders' equity free from such restrictions was approximately $5,235,000.

The Trust also had a loan with another bank which had a maturity date of December 25, 1997. The interest rate on this loan was prime plus 1% with a minimum rate of 7.5%. On February 28, 1995 the Trust made a principal payment of $2,200,000 and on March 15, 1995 paid off the remaining balance of $1,260,000.

NOTE F - DISTRIBUTIONS

The Trustees, at their February 20, 1996 meeting, declared a quarterly cash distribution of $.04 per share payable April 19, 1996 to shareholders of record as of April 5, 1996. The Trustees at their April 22, 1996 meeting declared a quarterly cash distribution of $.04 per share payable July 19, 1996 to shareholders of record as of July 5, 1996.

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE H - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

At March 31, 1996 the Trust owned $66,430,000 in real estate investments at cost, had $2,619,000 of investments in securities at market value, and had two real estate mortgage loans with a combined balance of $179,000. These investments net of accumulated depreciation totaled $45,862,000. This compared with total real estate investments at cost of $63,485,000, investments in securities at market value of $267,000, two real estate mortgage loans with a combined balance of $303,000 and a carrying value after accumulated depreciation of $41,512,000 at September 30, 1995. The change since year end September 30, 1995 was the net result of the following: (i) the February 20, 1996 purchase for $1,263,000 of the land under the Englewood Bank Building located in Englewood, Colorado, which land was previously leased by the Trust; (ii) the March 28, 1996 purchase of a 52,554 square foot suburban office building located in Arlington, Texas for a purchase price of $2,206,000; (iii) the March 28, 1996 sale of the European Crossroads office/retail complex on 11.5 acres of land located in Dallas, Texas, book value $868,000; (iv) the sale during January and February, 1996 of three condominium units located in Davie, Florida, book value $46,000;
(v) increasing the market value investments in securities by $2,352,000; (vi) receiving $124,000 in real estate loan repayments; (vii) spending $449,000 on improvements to existing properties; and (viii) recording depreciation expense of $883,000.

During the six months ended March 31, 1996 the Trust increased its borrowings under the 1994 Credit Agreement by $4,900,000. These borrowings were used to purchase the above referenced land and suburban office building, in addition to purchasing securities in real estate companies. Also, in December, 1995 the Trust borrowed an additional $500,000 in a restructuring of the first mortgage loan on the 14800 Quorum Building in Dallas, Texas (see Note D to the financial statements).

At March 31, 1996 the balance of accrued expenses and other liabilities was $1,534,000, which was a decrease of $527,000 from the September 30, 1995 balance of $2,061,000. This decrease was primarily due to the Trust's payments during the quarter ended March 31, 1996 of calendar year 1995 real estate taxes for the majority of the Trust's properties. These taxes were accrued during calendar year 1995.

The $109,000 increase in shareholders' equity at March 31, 1996 from September 30, 1995 was the net effect of the Trust's recording net income of $403,000, making distributions to shareholders of $416,000, repurchasing and retiring 38,000 of the Trust's shares at a total cost of $174,000, and increasing the unrealized gain on investments in securities by $296,000 during the six months ended March 31, 1996. At March 31, 1996 the Trust's debt to equity ratio was
 .84-to-1.00 compared to .63-to-1.00 at September 30, 1995.

Management has from time to time undertaken a major renovation of a property in order to keep it competitive within its market. No major renovation projects are currently contemplated or in progress.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Quarter ended March 31, 1996 versus March 31, 1995:

Income from real estate operations during the quarter ended March 31, 1996 increased $79,000 (10%) when compared to the quarter ended March 31, 1995. Rental income for the quarter ended March 31, 1996 decreased $24,000 (1%) compared to the quarter ended March 31, 1995. Real estate operating expenses decreased $70,000 (5%) while depreciation expense declined $33,000 (7%) in the three months ended March 31, 1996 versus 1995. The decreases in rental income, real estate operating expenses and depreciation expense were primarily due to the sales in February and March, 1995 of three improved properties consisting of the 197 room hotel located in St. Louis, the 51,000 square foot office building located in Dallas, Texas, and the 124 unit apartment complex located in Greeley, Colorado. Additionally, two of the Trust's office buildings located in Dallas, Texas had increased rental income during the current quarter compared to the quarter one year ago as a result of increased occupancies due to leasing efforts in August and September, 1995.

The $59,000 of dividend income during the current quarter ended March 31, 1996 represents the dividends earned by the Trust on its investments in securities. The Trust had no like income nor investments during the same period one year ago.

The $63,000 (13%) decrease in interest expense for the three month period ended March 31, 1996 when compared to the same period one year ago was primarily due to the average interest rate being 8.97% for the current quarter compared to 10.8% for the same quarter one year ago. It should be noted that for the current quarter the average outstanding borrowing were $19,455,000 compared to $18,464,000 for the same quarter one year ago.

During the three months ended March 31, 1996 the Trust completed two sales, one of which resulted in a gain and the other in a loss. First, during January and February, 1996 the Trust sold three condominium units located in Davie, Florida. The $138,000 sales resulted in gains totaling $69,000. The second sale was the March 28, 1996 $600,000 sale of the European Crossroads office/retail center located in Dallas, Texas. This sale resulted in a loss of $313,000.

During the three months ended March 31, 1995 the Trust completed three sales, all of which resulted in gains. The first was the February 28, 1995 $2,650,000 sale of the 197 room Quality Hotel located at the airport in St. Louis, Missouri. This sale resulted in a gain of $452,000. The second was the March 15, 1995 $2,595,000 sale of the 124 unit Parkwood Place Apartments located in Greeley, Colorado. This sale resulted in a gain of $1,859,000. The third was the March 20, 1995 $800,000 sale of the 51,000 square foot Walnut Hill West office building located in Dallas, Texas. This sale resulted in a gain of $97,000.


Six Months ended March 31, 1996 versus March 31, 1995:

Income from real estate operations in the six months ended March 31, 1996 increased $192,000 (12%) compared to the six months ended March 31, 1995. Rental income for the six months ended March 31, 1996 decreased $72,000 (1%) when compared to the six months ended March 31, 1995. Real estate

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (continued)

operating expenses during the current six months decreased $189,000 (7%) when compared to the same period one year ago. Depreciation expense declined $75,000 (8%) when comparing the two periods. The decreases in rental income, real estate operating expenses and depreciation expense were primarily due to the sales in February and March, 1995 of three improved properties, as discussed above. Additionally, two of the Trust's office buildings located in Dallas, Texas had increased rental income during the current six months compared to the six months one year ago as a result of increased occupancies due to leasing efforts in August and September, 1995.

The $120,000 of dividend income during the current six months ended March 31, 1996 represents the dividends earned by the Trust on its investments in securities. The Trust had no like income nor investments during the same period one year ago.

The $165,000 (16%) decrease in interest expense for the six month period ended March 31, 1996 when compared to the same period one year ago was primarily due to less borrowings outstanding. During the current six month period the monthly average debt outstanding was approximately $18.3 million compared to an average monthly debt outstanding of approximately $20.0 million for the comparable period one year ago. Also the average interest rate during the current six month period was 9.2% compared to an average interest rate of 10.1% for the same period one year ago.

The gains and loss on sales of real estate for both the six month periods ended March 31, 1996 and March 31, 1995 were the same as those discussed above.

                                  P A R T  II


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

Item 4.    Submission of Matters to a Vote of Security Holders

           The 1996 Annual Meeting of Shareholders of CleveTrust Realty Investors was held on February 20, 1996 at the Holiday Inn-Westlake, 1100 Crocker road, Westlake, Ohio. Proxies for the meeting were solicited by the Board of Trustees and there was no solicitation in opposition. Of the 5,179,143 shares eligible to vote, 4,828,152 participated at the meeting. One matter was presented to a vote of security holders.

           The matter presented to a vote of security holders was the election of six Trustees. For Mr. Howard Amster, 4,810,153 shares were voted for his election, while 17,999 shares were withheld. For Mr. Robert
           H. Kanner, 4,810,153 shares were voted for his election, while 17,999 shares were withheld. For Mr. John C. Kikol, 4,809,753 shares were voted for his election, while 18,399 shares were withheld. For Mr. Leighton A. Rosenthall, 4,809,910 shares were voted for his election, while 18,242 shares were withheld. For Mr. Ludwig Seuffert,
           4,809,553 shares were voted for his election, while 18,599 shares were withheld. For Mr. John D. Weil, 4,810,153 shares were voted for his election, while 17,999 shares were withheld.

Item 5.    Other Information

           It is with deep regrets that the Trust announces that on May 2, 1996 Mr. Ludwig Seuffert passed away. At this time the Trustees have made no decision as to a replacement Trustee.

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






                                          CLEVETRUST REALTY INVESTORS
                                                (Registrant)



Date:    May 10, 1996                 By: /s/ John C. Kikol
                                        ---------------------------------
                                              John C. Kikol, President







Date:    May 10, 1996            By:      /s/ Michael R. Thoms
                                    ----------------------------------
                                              Michael R. Thoms, Vice President
                                              and Treasurer

                           CLEVETRUST REALTY INVESTORS

         QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED MARCH 31, 1996

                                  EXHIBIT INDEX



"Assigned"                                        "Sequential"
Exhibit No.            Description                  Page No.
- -----------            -----------                  --------

   (27)             Financial Data Schedule.           15