Form 10-Q
period 1996-06-30
CLEVETRUST REALTY INVESTORS
filed 1996-08-14
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to______________________

                          Commission File Number 0-5641

                           CLEVETRUST REALTY INVESTORS
             (Exact name of registrant as specified in its charter)

                   Massachusetts                                34-1085584
(State or other jurisdiction of incorporation  (I. R. S. Employer Identification No.)
  or organization)

     2001 Crocker Road, Suite 400
           Westlake, Ohio                                          44145
(Address of Principal Executive Offices)                         (Zip Code)

                                 (216) 899-0909
              (Registrant's telephone number, including area code)

                                 Not Applicable
 Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Shares of Beneficial Interest Outstanding at August 13, 1996:  5,179,143

The sequential page in this report where the Exhibit Index is located is page
14.

                           CLEVETRUST REALTY INVESTORS

                                      INDEX

                                                                                                                Sequential
                                                                                                                    Page
                                                                                                                   Number
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                      Statement of Financial Condition
                           -- June 30, 1996 and September 30, 1995                                                    3

                      Statement of Operations
                           -- Three Months and Nine Months ended June 30, 1996 and 1995                               4

                      Statement of Cash Flows
                           -- Nine Months ended June 30, 1996 and 1995                                                5

                      Notes to Financial Statements                                                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                               9

PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                                12

         Item 2.    Changes in Securities                                                                            12

         Item 3.    Defaults upon Senior Securities                                                                  12

         Item 4.    Submission of Matters to a Vote of Security Holders                                              12

         Item 5.    Other Information                                                                                12

         Item 6.    Exhibits and Reports on Form 8-K                                                                 12

CLEVETRUST REALTY INVESTORS
STATEMENT OF FINANCIAL CONDITION

                                                                      JUNE 30, 1996               SEPTEMBER 30, 1995
                                                                 ------------------------      --------------------------
                                                                                     (in thousands)
ASSETS
- -----------------------------------------------------------
Invested assets - NOTE B:
Investments in real estate:
    Improved properties                                                          $66,503                         $63,282
    Less:  Accumulated Depreciation                                               23,818                          22,543
                                                                 ------------------------      --------------------------
                                                                                  42,685                          40,739
    Land held for sale or development                                                117                             203
                                                                 ------------------------      --------------------------
                                                                                  42,802                          40,942
  Investments in securities - NOTE C                                               2,634                             267
  Real estate mortgage loans                                                         141                             303
                                                                 ------------------------      --------------------------
                                                                                  45,577                          41,512

Cash and cash equivalents                                                            590                             188
Other assets                                                                       1,133                           1,376
                                                                 ------------------------      --------------------------

                                              TOTAL ASSETS                       $47,300                         $43,076
                                                                 ========================      ==========================

LIABILITIES
- -----------------------------------------------------------

Mortgage notes payable - NOTE D                                                   $9,619                          $9,266
Bank notes payable - NOTE E                                                       10,500                           6,600
Accrued interest on notes payable                                                     94                              23
Accrued expenses and other liabilities                                             1,764                           2,061
                                                                 ------------------------      --------------------------

                                         TOTAL LIABILITIES                        21,977                          17,950

SHAREHOLDERS' EQUITY
- -----------------------------------------------------------

Shares of Beneficial Interest, par value $1 per Share - NOTE E:
    Authorized - - Unlimited
    Issued and outstanding shares
      (6/30/96 - 5,179,143;  9/30/95 - 5,217,143)                                  5,179                           5,217
Additional paid-in capital                                                        38,850                          38,986
Accumulated deficit                                                              (19,044)                        (19,104)
                                                                 ------------------------      --------------------------
                                                                                  24,985                          25,099
Unrealized gains on securities - NOTE C                                              338                              27
                                                                 ------------------------      --------------------------
                                TOTAL SHAREHOLDERS' EQUITY                        25,323                          25,126
                                                                 ------------------------      --------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $47,300                         $43,076
                                                                 ========================      ==========================

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF OPERATIONS

The following statement of operations of CleveTrust Realty Investors for the three-month and nine-month periods ended June 30, 1996 and 1995, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations of the three-month and nine-month periods ended June 30, 1996 are not necessarily indicative of the results of operations for succeeding periods.

                                                                          Three Months Ended  Nine Months Ended
                                                                          -----------------   ------------------
                                                                          6/30/96   6/30/95   6/30/96    6/30/95
                                                                          -------   -------   -------    -------
                                                                           (in thousands, except per share data)

INCOME

Real estate operations:
  Rental Income                                                            $2,625    $2,477    $7,774     $7,698

  Less:  Real estate operating expenses                                     1,355     1,232     3,889      3,956
  Less:  Depreciation expense                                                 453       432     1,336      1,389
                                                                          -------   -------   -------    -------
                                                                            1,808     1,664     5,225      5,345
                                                                          -------   -------   -------    -------
Income from real estate operations                                            817       813     2,549      2,353
Interest income                                                                12         7        29         47
Dividend income                                                                54         0       174          0
Other                                                                           2         2        10         21
                                                                          -------   -------   -------    -------
                                                                              885       822     2,762      2,421

EXPENSES

Interest:
  Mortgage notes payable - NOTE D                                             223       231       670        766
  Bank notes payable - NOTE E                                                 247       150       647        626
                                                                          -------   -------   -------    -------
                                                                              470       381     1,317      1,392
General and administrative                                                    157       186       541        613
                                                                          -------   -------   -------    -------
                                                                              627       567     1,858      2,005
                                                                          -------   -------   -------    -------
                                                       OPERATING INCOME       258       255       904        416

Gain (loss) on sales of real estate - NOTE B                                   23        91      (221)     2,499
                                                                          -------   -------   -------    -------
                                       INCOME BEFORE EXTRAORDINARY ITEM       281       346       683      2,915

Extraordinary item - NOTE D                                                     0        52         0         52
                                                                          -------   -------   -------    -------
                                                             NET INCOME      $281      $398      $683     $2,967
                                                                          =======   =======   =======    =======

Per Share of Beneficial Interest - NOTE H:
  Operating income (loss)                                                   $0.05     $0.05     $0.17      $0.08
  Gain (loss) on sales of real estate                                        0.01      0.02     (0.04)      0.46
                                                                          -------   -------   -------    -------
                                       INCOME BEFORE EXTRAORDINARY ITEM      0.06      0.07      0.13       0.54
  Extraordinary item                                                         0.00      0.01      0.00       0.01
                                                                          -------   -------   -------    -------
                                                  NET INCOME  PER SHARE     $0.06     $0.08     $0.13      $0.55
                                                                          =======   =======   =======    =======

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                                           5,179     5,462     5,192      5,468
                                                                          =======   =======   =======    =======

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF CASH FLOWS

                                                                                                  Nine Months Ended
                                                                                        ----------------------------------
                                                                                           6/30/96             6/30/95
                                                                                        --------------      --------------
                                                                                                   (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                                       $683              $2,967
Non-cash revenues and expenses included in income:
  Depreciation expense                                                                          1,336               1,389
  Decrease in other assets                                                                        243                  54
  (Increase) decrease in accrued interest on notes payable                                         71                  (5)
  Decrease in accrued expenses and other liabilities                                             (297)               (425)
Reconciliation to net cash flow from operating activities:
  Loss (gain) on sales of real estate                                                             221              (2,499)
  Extraordinary item                                                                                0                 (52)
                                                                                        --------------      --------------
                                              Cash Flow From Operating Activities               2,257               1,429

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                                            (725)               (401)
  Purchases of properties                                                                      (3,469)                  0
  Proceeds from properties sold                                                                   778               5,546
Increase in investments in securities                                                          (2,057)                  0
Net insurance proceeds                                                                              0               1,006
Real estate mortgage loan repayments                                                              162                 123
                                                                                        --------------      --------------
                                   Cash Flow (Used In) From Investing Activities               (5,311)              6,274

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal borrowings                                                                            500                   0
  Principal amortization payments                                                                (147)               (287)
  Principal prepayments                                                                             0              (1,463)
Bank notes payable:
  Borrowings                                                                                    3,900                   0
  Repayments                                                                                        0              (5,549)
  Principal amortization payments                                                                   0                 (31)
Certificates of deposit                                                                             0                 500
Shares purchased and subsequently retired                                                        (174)                (48)
Distributions to shareholders                                                                    (623)               (655)
                                                                                        --------------      --------------
                                    Cash Flow From (Used In) Financing Activities               3,456              (7,533)
                                                                                        --------------      --------------

Increase in cash and short-term investments                                                       402                 170
Balance at beginning of year                                                                      188                 251
                                                                                        --------------      --------------

Balance at end of period                                                                         $590                $421
                                                                                        ==============      ==============

See notes to financial statements.

                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

NOTE A - INCOME TAXES

The Trust had no income tax expense for the nine-month period ended June 30, 1995 or for the fiscal year ended September 30, 1995. The Trust had no income tax expense for the nine-month period ended June 30, 1996 and it expects to have no income tax expense for the fiscal year ended September 30, 1996.

The Trust had a net deferred tax asset position at June 30, 1996 and September 30, 1995 of approximately $2,366,000 and $2,567,000, respectively. The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax will be realized.

NOTE B - INVESTMENTS IN REAL ESTATE

On February 20, 1996 the Trust completed the purchase of the land on which its Englewood Bank Building is located. This land, which was previously leased by the Trust, was purchased for a price of $1,263,000.

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

On April 15, 1996 the Trust completed a $115,000 sale of 7.42 acres of vacant land located in Akron, Ohio. This sale resulted in a gain of $23,000.

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

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE C - INVESTMENTS IN SECURITIES

In 1995 the Trust adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Trust has classified its investments in equity securities as available-for-sale and as a result these investments are stated at fair value at June 30, 1996 and September 30, 1995. The effects of the unrealized gains are included as a component of Shareholders' Equity. There was no cumulative effect adjustment as a result of adoption.

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

NOTE E - BANK NOTES PAYABLE

The Trust has a revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available upon payment of an activation fee of 3/4 of 1% on the $10,000,000. Interest will be at either i) 1/4 of 1% over the prime rate; ii) 250 basis points over the LIBOR rate; or iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. The initial term was for three years. Based on their review of the Trust's results for the fiscal year ended September 30, 1995, the lenders have extended the maturity date to March 1, 1999. The lenders have the option to extend the maturity date each year after their review of the then ended fiscal year's results. At June 30, 1996 the outstanding balance was $10,500,000. At September 30, 1995 the outstanding balance was $6,600,000. The 1994 Credit is secured by certain of the Trust's real estate and contains certain covenants including a covenant for a minimum shareholders' equity. At June 30, 1996 the amount of shareholders' equity free from such restrictions was approximately $5,235,000.

NOTE F - DISTRIBUTIONS

The Trustees at their April 22, 1996 meeting declared a quarterly cash distribution of $.04 per share payable July 19, 1996 to shareholders of record as of July 5, 1996. The Trustees at their July 23, 1996 meeting declared a quarterly cash distribution of $.04 per share payable on September 20, 1996 to shareholders of record as of September 6, 1996.

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE G - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

At June 30, 1996 the Trust owned $66,620,000 in real estate investments at cost, had $2,634,000 of investments in securities at market value, and had two real estate mortgage loans with a combined balance of $141,000. These investments, net of accumulated depreciation, totaled $45,577,000. This compared with total real estate investments at cost of $63,485,000, investments in securities at with a market value of $267,000, two real estate mortgage loans with a combined balance of $303,000 and a carrying value after accumulated depreciation of $41,512,000 at September 30, 1995. The change since year end September 30, 1995 was the net result of the following: (i) the March 28, 1996 purchase of a 52,554 square foot suburban office building located in Arlington, Texas for a purchase price of $2,206,000; (ii) the February 20, 1996 purchase for $1,263,000 of the land under the Englewood Bank Building located in Englewood, Colorado, which land was previously leased by the Trust; (iii) the April 15, 1996 sale of 7.42 acres of vacant land located in Akron, Ohio, book value $85,000; (iv) the March 28, 1996 sale of the European Crossroads office/retail complex on 11.5 acres of land located in Dallas, Texas, book value $868,000; (v) the sale during January and February, 1996 of three condominium units located in Davie, Florida, book value $46,000; (vi) the increase in the market value of investments in securities by $2,367,000, which was the result of the purchase of $1,999,000 of new securities and the adjustment of $368,000 to adjust securities owned to market value; (vii) receiving $162,000 in real estate loan repayments; (viii) spending $725,000 on improvements to existing properties; and (ix) recording depreciation expense of $1,336,000.

During the nine months ended June 30, 1996 the Trust increased its borrowings under the 1994 Credit Agreement by $3,900,000. These borrowings were primarily used to purchase the above referenced land and suburban office building, in addition to funding a portion of the purchase of securities in real estate companies. Also, in December, 1995 the Trust borrowed an additional $500,000 in a restructuring of the first mortgage loan on the 14800 Quorum Building in Dallas, Texas (see Note D to the financial statements).

At June 30, 1996 the balance of accrued expenses and other liabilities was $1,764,000, which was a decrease of $297,000 (14%) from the September 30, 1995 balance of $2,061,000. This decrease was primarily due to the Trust' payments, primarily during the quarter ended March 31, 1996, of calendar 1995 real estate taxes for the majority of the Trust's properties. These taxes were accrued during calendar year 1995.

The $197,000 increase in shareholders' equity at June 30, 1996 from September 30, 1995 was the net effect of the Trust's recording net income of $683,000, making distributions to shareholders of $623,000 during the nine month period ended June 30, 1996, repurchasing and retiring 38,000 of the Trust's shares at a total cost of $174,000, and the increase of the unrealized gains on investments in securities by $311,000 during the nine months ended June 30, 1996. At June 30, 1996 the Trust's debt to equity ratio was .80-to-1.00 compared to
 .63-to-1.00 at September 30, 1995.

Management has from time to time undertaken a major renovation of a property in order to keep it competitive within its market. No major renovation projects are currently contemplated or in progress.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Quarter ended June 30, 1996 versus June 30, 1995

Income from real estate operations during the quarter ended June 30, 1996 increased $4,000 when compared to the quarter ended June 30, 1995. Rental income for the quarter ended June 30, 1996 increased $148,000 (6%) compared to the quarter ended June 30, 1995. Real estate operating expenses increased $123,000 (10%) while depreciation expense increased $21,000 (5%) in the three months ended June 30, 1996 versus 1995. The primary reason for the increase in all of these categories was the Trust's purchase of a 52,554 square foot suburban office building located in Arlington, Texas on March 28, 1996.

The $54,000 of dividend income during the current quarter ended June 30, 1996 represents the dividends earned by the Trust on its investments in securities. The Trust had no like income nor investments during the same period one year earlier.

The $89,000 (23%) increase in interest expense for the three-month period ended June 30, 1996 when compared to the same period one year ago was primarily due to the average borrowings outstanding being $20,269,000 for the three months ended June 30, 1996 compared to $15,063,000 for the three months ended June 30, 1995. It should also be noted that the average rate for the three months ended June 30, 1996 was 9.27% compared to 10.1% for the three months ended June 30, 1995.

On April 15, 1996 the Trust completed a $115,000 sale of 7.42 acres of vacant land located in Akron, Ohio. This sale resulted in a gain of $23,000. On May 31, 1995 the Trust completed a $212,000 sale of 17.7697 acres of vacant land located in Akron, Ohio. This sale resulted in a gain of $91,000.

On May 1, 1995 the Trust settled, at a discount, a $1,017,000 first mortgage loan on its office building located in Englewood, Colorado. This settlement resulted in an extraordinary gain of $52,000. There was no comparable activity during the three months ended June 30, 1996.

Nine Months ended June 30, 1996 versus June 30, 1995:

Income from real estate operations during the nine months ended June 30, 1996 increased $196,000 (8%) compared to the nine months ended June 30, 1995. Rental income for the nine months ended June 30, 1996 increased $76,000 when compared to the nine months ended June 30, 1995. Real estate operating expenses during the current nine months decreased $67,000 when compared to the same period one year earlier. Depreciation expense declined $53,000 (3.8%) when comparing the two periods.

The $174,000 of dividend income during the current nine-month period represents the dividends earned by the Trust on its investments in securities. The Trust had no like income not investments during the same period one year earlier.

During January and February, 1996 the Trust sold three condominium units located in Davie, Florida.

The $138,000 sales resulted in gains totaling $69,000. On March 28, 1996 the Trust sold the European Crossroads office/retail center located in Dallas, Texas for $600,000. This sale resulted in a loss of $313,000. The April 15, 1996 sale of vacant land resulting in a gain of $23,000 was previously discussed.

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

OTHER

The Trustees and Management of the Trust are continuing to evaluate various business alternatives to maximize value for the Shareholders of the Trust. As a result, the Trustees are seriously considering recommending that the Trust adopt a plan for its orderly liquidation. The Trustees anticipate that such a plan of liquidation would entail sales of individual properties in the Trust's portfolio over a period of approximately three years, but the Trust will also consider proposals for mergers, combinations or offers for a sale of all or a substantial portion of its properties in a single transaction. At this time, it is not possible to predict with certainty what proceeds the Trust will realize from sales of its portfolio of properties. The Trustees and Management of the Trust believe that in the aggregate the total sale proceeds should exceed the net amount at which the properties are currently reflected in the financial statements of the Trust. This is a forward-looking statement and the actual result could be affected by many factors, including demand and availability in the market for real estate of the type held by the Trust in those regions where Trust properties are located and availability and terms of financing for real estate acquisitions. If the Trustees recommend adoption of a plan of liquidation, the plan will be subject to approval by the Shareholders.

The effect of an adoption of a plan of liquidation on the financial statements has not been fully determined at this time. However, if adopted, the Trust would be required to classify all investments in real estate as "Assets to be Disposed of" in accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 121 requires the Trust to carry all long-lived assets at the lower of current carrying cost or current market value. Although under generally accepted accounting principles the Trust would not be allowed to write up to fair market value those assets which the Trustees and Management currently believes are carried at a cost lower than fair market value, the Trust would be required to write-down the carrying value of certain of its assets which the Trust believes are carried at a cost currently higher than their fair market value. If during the fiscal year 1996 the Trustees adopt a plan of liquidation subject to shareholder approval, the effect of any write-down would be recorded in the current fiscal year's Statement of Operations in the fourth quarter. Currently, the Trustees and Management's best estimate of the range of possible write-downs is between $3 and $4 million. Additionally, if a plan of liquidation is adopted, certain employee related costs will be accrued over the liquidation period, which is estimated to continue through December 31, 1999.

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

                                    CLEVETRUST REALTY INVESTORS
                                           (Registrant)

Date:    August 13, 1996            By: /s/ John C. Kikol
                                        --------------------------------
                                        John C. Kikol, President

Date:    August 13, 1996            By: /s/ Michael R. Thoms
                                        --------------------------------
                                        Michael R. Thoms, Vice President
                                          and Treasurer

                           CLEVETRUST REALTY INVESTORS

          QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED JUNE 30, 1996

                                  EXHIBIT INDEX

"Assigned"                                                    "Sequential"
Exhibit No.                        Description                  Page No.
- -----------                        -----------                  --------
  (27)                       Financial Data Schedule.              15