Form 10-K405
period 1996-09-30
CLEVETRUST REALTY INVESTORS
filed 1996-12-12
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

                          Commission File Number 0-5641
                                                 ------

                           CleveTrust Realty Investors
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


      Massachusetts                                        34-1085584
      -------------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


 2001 Crocker Road, Suite 400, Westlake, Ohio                 44145
 --------------------------------------------                 -----
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (216) 899-0909 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                 Shares of Beneficial Interest, $1.00 Par Value
                 ----------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
          ---

At December 2, 1996, 5,136,616 Shares of Beneficial Interest, par value $1.00 per Share, were outstanding, and the aggregate market value of the Shares of the Registrant held by non-affiliates (based upon the closing price of the Registrant's Shares on December 2, 1996, which was $4.875) was approximately $7,128,000. For purposes of this information, the outstanding Shares beneficially owned by all Trustees and Officers of the Registrant, were deemed to be the shares held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CleveTrust Realty Investors Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this report. With the exception of those portions which are expressly incorporated by reference into this annual report on Form 10-K, the documents incorporated by reference are not deemed filed as part of this report.

                                     PART I
                                     ------


Item  1.   Business.
--------   ---------

General:
--------

CleveTrust Realty Investors (the "Trust") is a business trust organized in Massachusetts which commenced operations in 1971. The Trust's assets are composed principally of investments in real estate. The Trust directly manages all of its improved properties. At September 30, 1996 the Trust had 19 full-time employees.

On September 24, 1996 the Board of Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). The Plan, as proposed, would involve the sale of the Trust's properties during a period of approximately three years. The Trustees will also consider proposals for a merger, combination or sale of all or a portion of its properties in a single transaction. The Plan will be submitted for approval by the Shareholders of the Trust at the Annual Meeting to be held in February, 1997. The Trustees, who in the aggregate own more than 70 percent of the outstanding shares of the Trust, have agreed to vote their shares in favor of the Plan.

Portfolio:
----------

At September 30, 1996, the Trust's investment portfolio consisted primarily of ownership interests in eight multi-tenanted office buildings, four multi-tenanted shopping centers, and one retail center (collectively, the "Properties"). Based on the above referenced announcement of the Plan, the Trust has classified all of its Properties as "Properties held for sale" at September 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Trust made a review of the carrying value of all the Properties at September 30, 1996 and determined that four of the Trust's Properties had a carrying value higher than the anticipated net sales prices. Therefore a valuation reserve of $3,307,000 was established. In determining the estimated net sales prices the Trust applied an estimated capitalization rate to the individual properties' cash flow. The Trust did not deem it necessary to obtain appraisals of any of its properties. See Item 2 of Part I for allocation of the valuation reserve. The significant investment portfolio activity of the last three fiscal years is discussed under Item 7 of Part II below. Information pertaining to the operating revenues, operating income or loss and total assets of the Trust for each of the last three fiscal years is provided under Item 6 of
Part II below.

The Trust's primary business objective will be to sell the Trust's assets for the highest possible price. The proceeds from these sales will be distributed to the Shareholders after establishment of reserves, determined by Management of the Trust which should be adequate so as to satisfy outstanding obligations of the Trust. In order to sell the properties for the highest prices the Trust has reviewed its operating strategy and implemented one that is intended to achieve the Trust's business objective. One focus of this operating strategy is to maximize funds from operations from each of the Trust's Properties, thereby enhancing their value, through (i) rental rate increases, to the extent that competitive conditions permit; (ii) improvements in tenant retention; (iii) emphasis on expense controls consistent with the proper maintenance of the Properties; and (iv) strategic capital investments in order to increase the competitive position of the Properties. The Trust also believes that funds from operations from its investments may increase as a result of cyclical market recoveries and growth. The Trust strives to maintain operating expenses at its Properties at the lowest practical levels given the need to adequately operate and maintain its Properties, the majority of which were constructed in the mid-1970's to mid-1980's. Maintenance is emphasized because it is considered critical to the appreciation of the Properties.

                                     PART I
                                     ------

Item: 1.       Business  (continued):
--------       ----------------------

The second focus of the Trust's operating strategy will be to find buyers for the properties. The Trust has contacted and will continue to contact certain principals to see if a direct sale can be initiated. If the Trust is unable to find buyers by itself, then the trust will engage licensed real estate agents to seek buyers on behalf of the Trust. The Trust has established targeted sales prices for each of the Properties and will make every attempt to achieve or exceed these prices during the liquidation period. However, no assurances may be given that any or all of the Properties will be sold for the targeted prices established by the Trust or will be sold at all.

On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. The sale resulted in a gain of approximately $563,000 which will be reported in the first quarter of fiscal year 1997. Additionally, the Trust currently has four of its properties under contracts of sale. The Englewood Bank Building located in Englewood, Colorado is under a contract of sale for a sales price of $5,350,000. The Executive Club Building located in Denver, Colorado is under a contract of sale for $5,300,000. The Spring Village Shopping Center located in Davenport, Iowa is under a contract of sale for a sales price of $5,350,000. The Warren Plaza Shopping Center located in Dubuque, Iowa is under a contract of sale for a sales price of $5,950,000. All four of these contracts provide for "due diligence" periods, during which time the buyer could cancel the contract at his option. After the completion of the due diligence period the buyer will place a non-refundable deposit with the Trust. Should the buyers fail to complete the sale these deposits would be forfeited and retained by the Trust. However, no assurance may be given that these properties will actually be sold at the prices stated. Also, the Trust has signed letters of intent with various buyers for the sale of three additional properties. The total gross sales prices for these three properties is $15,640,000. Letters of intent are only agreements in principle on the most fundamental terms and the parties do not intend that there be any binding obligation to buy or sell the property until such time as a contract of sale is executed by both the buyer and the Trust. In all cases, the sales prices exceed the carrying value or the net book value of the properties.

The Trust's portfolio of Properties has generated sufficient revenue to cover all operating expenses (excluding depreciation, a non-cash expense and in 1996 the provision for valuation reserve, also a non-cash expense), amortization of mortgage notes payable, required amortization of bank notes payable, and capital improvements to existing properties.

Financing and Leverage:
-----------------------

The Trust used borrowed funds in purchasing certain properties which the Trust believes has helped to improve the Trust's return on investment in these properties. At September 30, 1996 two of the Trust's investments were leveraged with long-term non-recourse individual mortgage financing and one property was leveraged with a $2,612,000 loan of which the first $750,000 is recourse and the balance is non-recourse. At September 30, 1996 six of the Trust's remaining improved properties served as collateral for the Trust's bank notes payable. See Note F of the Notes to the Financial Statements presented in Part II, Item 8 of this report.

Effective November 30, 1994 the Trust and two banks, National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo ("M & T") signed a revolving line of credit agreement for up to $25,000,000 (but limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available at the Trust's discretion upon payment of an activation fee of 3/4 of 1% on the $10,000,000. This loan was for an initial term of three years. The banks review the loan annually, and if satisfied, they extend the loan for an additional year at that time. During 1996 the banks extended the maturity date to March 1, 1999. Therefore, the Trust will

                                     PART I
                                     ------

Item  1.      Business  (continued):
--------      ----------------------

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

The tenant occupying the largest amount of space in any of the Trust's Properties currently pays rent totaling $974,000 or 9.2% of the Trust's 1996 total revenues. This tenant has a lease which matures September 30, 2005 but the lease contains six 10-year option provisions at the tenant's discretion which, if exercised, would extend the maturity date to September 30, 2065. The rent paid by this tenant is subject to an annual adjustment based on the increase or decrease in operating expenses of the property.

The Trust, in order to remain competitive, leases space at its properties at rates which are dictated by the market in which the property exists. The market rates, which are quoted to both new tenants and tenants who are renewing their leases, were at their highest levels in the early 1980's. These rates began to decline at most of the properties in 1984 and continued to decline through 1988. At that time, the market rates at all of the Trust's properties were at their lowest levels. Since 1989, the market rates have tended to increase. In 1996 the market rates at the majority of the properties were higher than those in 1988 but have not returned to the high rates that existed in 1983. The Trust is encouraged by the current trends in rates. Additionally, the majority of leases at the Properties include provisions for the tenant to pay additional rent if operating expenses of the property increase.

Taxes:
------

Through fiscal 1992 the Trust qualified as a real estate investment trust (a "REIT") as defined by Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Effective April 1, 1993 the Trust automatically failed to qualify as a REIT under the Code as on such date more than 50% in value of the Trust's shares (after the application of certain constructive ownership rules) were owned by five or fewer individuals.

Although the Trustees had the right pursuant to Section 8.5 of the Declaration of Trust to prevent the transfer, and/or call for the redemption of, securities of the Trust sufficient in the opinion of the Trustees to meet requirements for REIT status, the Trustees in their discretion determined that maximizing proceeds from the December 1992 rights offering (the "1992 Rights Offering") outweighed the benefits of REIT status. The primary impact on the Trust as a result of the failure to qualify as a REIT was that the Trust is now required to file its federal and state income tax returns as a corporation and is subject to taxation as a corporation. As a result, distributions to shareholders are subject to double taxation to the extent of current and accumulated earnings and profits of the Trust. The Trust will not be able to re-qualify as a REIT until fiscal year 1998. At September 30, 1996 the Trust has net operating and capital loss carryforwards (NOL's) of approximately $10.2 million available to offset taxable income. In future years, the Trust can use approximately $298,000 per year of NOL's, plus it can apply gains on the sales of properties ("built in

                                     PART I
                                     ------


Item 1.     Business (continued):
-------     ---------------------

gains") for those properties which were owned by the Trust on December 28, 1992, plus any prior year's unused portion (limited by carryforward periods) for NOL's generated prior to December, 28, 1992. The Trust can also use NOL carryforwards generated after December 28, 1992. These carryforwards of approximately $9.5 million expire through 2011. The balance of the carryforwards of $700,000 may be recognized for a period through fiscal 1998 against built in gains, if any, to the extent that fair market values of these properties exceeded their tax bases as of December 28, 1992.

Once the Plan is approved, distributions to shareholders will be considered liquidating distributions and reported as return of capital to shareholders to the extent of the individual shareholders basis in their shares. Shareholders are encouraged to consult their tax advisors for information concerning these distributions.

Competition and Limited Resources:
----------------------------------

The Trust's Properties are subject to competition from similar types of properties in the vicinities in which they are located. Additionally, the Trust is relatively small in comparison to many of its competitors. This size limits the Trust's resources and may limit its ability to compete effectively in the geographic markets in which the Trust owns property. However, since the Trust's objective is to sell its properties, the Trust will concentrate its efforts on being able to satisfy the requirements of prospective tenants so that they lease space in the Trust's Properties rather than the competitors'.

                                     PART I
                                     ------



Item 2.    Properties.
-------    -----------

General:
--------

At September 30, 1996 the Trust had total invested assets of $39,015,000. The invested assets included $38,896,000 of properties held for sale and $119,000 of real estate mortgage loans.

The Trust's $38,896,000 of properties held for sale at September 30, 1996 included the following: eight office buildings with a carrying value of $20,304,000; five commercial properties with a carrying value of $18,552,000; and one investment in land with a carrying value of $40,000. Carrying value represents amounts included in the Trust's Statement of Financial Condition at September 30, 1996 after depreciation and the valuation reserve. On September 24, 1996 the Trustees of the Trust announced that they unanimously voted to recommend a Plan for the Orderly Liquidation (the "Plan") of the Trust. Since the Trust had previously adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121") the Trust, effective September 30, 1996, classified all real estate owned as "Properties held for sale." A review of the properties at September 30, 1996 determined that four properties required a valuation reserve, as the market values, less cost to sell, of these properties were less than their carrying value. Therefore a valuation reserve of $3,307,000 was established. In determining the estimated net sales prices the Trust applied an estimated capitalization rate to the individual properties' cash flow. The Trust did not deem it necessary to obtain appraisals of any of its properties.

Management will from time to time undertake a major renovation of a Property in order to keep it competitive within its market. Currently, the Cannon West Shopping Center located in Austin, Texas is having a trench drain installed at a cost of approximately $150,000. This work is being done in order to combat a sub-soil problem at the property. Management believes that the installation of this trench drain will alleviate the problem. The cost of this work will be reported in the first two quarters of fiscal year 1997. Additionally, Management is reviewing plans for the installation of new store fronts at Tiffany Plaza, a shopping center located in Ardmore, Oklahoma. The current estimated cost of this work is $250,000. If the Trust proceeds with this work it should begin in the spring of 1997.

In the opinion of Management, all Properties in the Trust's portfolio are adequately covered by insurance. Additionally, Management believes all properties are suitable and adequate for their intended use.

The amount of leverage varies among the Properties which the Trust owns. At September 30, 1996 two of the Trust's Properties were leveraged with long-term non-recourse individual mortgage financing and one property was leveraged with a $2,612,000 loan of which the first $750,000 is recourse and the balance is non-recourse. Additionally, as of September 30, 1996 six of the Trust's remaining investments serve as collateral for the Trust's bank notes payable.

At September 30, 1996 the Trust owned two real estate mortgage loans with a total balance of $119,000. Both loans are purchase money mortgages received by the Trust in connection with sales of vacant land in Akron, Ohio. The first was a $290,000 loan received in connection with the $834,000 March, 1994 sale of 70 acres. The second was a $212,000 loan received in connection with the $212,000 May, 1994 sale of 17.7697 acres.

                                                                          PART I
                                                                          ------
Item 2.  Properties (Continued):
--------------------------------------

Properties Held for Sale:
--------------------------------------

The following table analyzes the properties held for sale at September 30, 1996 by type of property.


                                                         Percentage
                                                 Year      Leased      Square       Total      Accumulated    Valuation    Mortgage
             Description                       Acquired    (A) (B)     Footage      Cost      Depreciation     Reserve       Debt
--------------------------------------       ---------------------------------------------------------------------------------------
OFFICE BUILDINGS:                                                                (-------------in thousands------------------)
  Colorado:
    Englewood Bank Bldg. - Englewood  (C)(E)     1971        97%         129,000      $6,103        $3,108           $0          $0
    Executive Club Bldg. - Denver     (F)        1972        73           96,000       4,623         2,966            0           0
    Littleton Bank Bldg. - Littleton  (D)        1973        99           58,000       3,166         1,398            0       1,209
  Oklahoma:
    Petroleum Club Bldg. - Tulsa      (G)        1972        82          115,000       6,959         4,408          551           0
  Texas:
    Walnut Stemmons O. P. - Dallas    (H)        1975        71           60,000       2,452         1,792            0           0
    Office Alpha - Dallas             (I)        1983        90          103,000      11,048         3,502        2,546           0
    14800 Quorum Bldg. - Dallas       (J)        1994        92          104,000       4,312           272            0       2,612
    Brookside Office Bldg. - Arlington(K)        1996        100          44,000       2,208            24            0           0
                                                         ---------------------------------------------------------------------------
              TOTAL OFFICE BUILDINGS:                        88          709,000      40,871        17,470        3,097       3,821

COMMERCIAL PROPERTIES:
  South Carolina:
    Triangle Square - Hilton Head     (L)        1976        87           93,000       1,911         1,104            0           0
  Texas:
    Cannon West - Austin              (M)        1987        95          123,000       8,225         2,174            0       5,742
  Iowa:
    Spring Village - Davenport        (N)        1987        99          103,000       5,579         1,078            0           0
    Warren Plaza - Dubuque            (O)        1987        98           90,000       5,367         1,174            0           0
  Oklahoma:
    Tiffany Plaza - Ardmore           (P)        1989        98          147,000       4,081           948          133           0
                                                         ---------------------------------------------------------------------------
TOTAL COMMERCIAL PROPERTIES:                                 96          556,000      25,163         6,478          133       5,742

LAND:
  Ohio:
    Vacant land - Akron                          1975        N/A         N/A             117         N/A             77           0
                                                                                 ---------------------------------------------------

TOTAL PROPERTIES HELD FOR SALE                                                       $66,151       $23,948       $3,307      $9,563
                                                                                 ===================================================

                                     PART I
                                     ------

Item 2.   Properties (Continued):
-------   -----------------------

Investments in Real Estate:  (Continued):
-----------------------------------------

(A) At September 30, 1996 the Trust had 338 tenants under lease in its office buildings (excluding the Littleton Bank Bldg., Littleton Colorado which was sold October 7, 1996), and its commercial properties, all of which are shopping centers, with Triangle Square also having mini-warehouse facilities behind the retail area (excluding the mini warehouses at Triangle Square). These tenants are under leases of one year or more. Additionally, the Trust had 215 month-to-month leases for mini-warehouse spaces at Triangle Square.

(B) The following lists individually those tenants who occupy 10,000 square feet or more, and whose original lease terms expire five years or more from September 30, 1996. Seventeen (17) other tenants occupy less than 10,000 square feet and have leases which expire in five years or more from September 30, 1996. These are grouped together and shown as "Others" on the table below:

                                         Expiration        Square       Annual
   Property         Tenant                Date             Footage     Base Rent
---------------   --------------        -----------        -------    ---------

Englewood Bank    Bank One, Denver       9/30/2005        108,000    $  974,000
Petroleum Club    Petroleum Club         4/30/2003         25,000       157,000
Cannon West       Premiere Lady's Fit    8/31/2001         15,000        68,000
Cannon West       H. E. Butt            10/05/2001         50,000       250,000*
Spring Village    Eagle Foods            6/30/2005         46,000       204,000*
Spring Village    Bombay Rest.           1/31/2011         10,000        98,000*
Spring Village    Walgreens             11/30/2010         11,000        67,000*
Spring Village    I. H. Miss            11/30/2011         10,000        34,000
Warren Plaza      HY-VEE                 9/08/2013         52,000       256,000*
Tiffany Plaza     Orscheln Farm          8/31/2001         30,000       102,000
Tiffany Plaza     Fleming Companies      3/20/2001         42,000        87,000*
Tiffany Plaza     C. R. Anthony          3/07/2001         24,000        69,000*
14800 Quorum      Preston                3/21/2002         13,000       131,000
Brookside         Schrickel, Rollins     8/31/2003         15,000       169,000
Various           Others                 Various           45,000       460,000*
                                                       ----------    ----------

                                                          496,000    $3,126,000
                                                       ==========    ==========

          * Leases marked with an asterisk have additional rent provisions to be paid based on a percentage of the gross sales over a base sales figure.

       All leases listed on the table are subject to an annual adjustment in rent based on the increase or decrease in the operating expenses of the Property.

       The annual base rents of the tenants listed in the table equal 30% of the total 1996 rental income, and these tenants occupy 496,000 square feet (45%) of the total 1,100,000 square feet (excluding the Littleton Bank Bldg. which was sold October 7, 1996) currently occupied. The remaining 604,000 square feet are occupied by 307 tenants. These tenants' leases expire during the next five years. The loss of rentals from any one of these leases, if the Trust would not be able to renew or replace, would not have a significant effect on the Trust's operations.

(C)    The following is the only tenant who occupies 50% or more of a Property:
       Englewood Bank Building -- Bank One, Denver -- 108,000 sq. ft. (84%).

                                     PART I
                                     ------

Item 2.   Properties (Continued):
-------   -----------------------

Investments in Real Estate: (Continued):
----------------------------------------


(D) The Littleton Bank Building was sold on October 7, 1996. The sale resulted in a gain of approximately $563,000 which will be reported in the first quarter of Fiscal Year 1997.

(E) ENGLEWOOD BANK BUILDING. The Englewood Bank Building is located in Englewood, Colorado. The building contains 10 stories and is suitable and adequate for its use as a bank and office building.

       The main tenant is Bank One, Denver which occupies 84% of the building. The balance of the building is primarily leased to small service or professional organizations for use as general offices. The Trust's policy is to sign leases of three to five years in order to take advantage of changes in the market.

       The Trust has been notified by the City of Englewood that the City has recently passed a law that would require the Trust to install a sprinkler system and fire pull stations on every floor of this property. The law requires that this work be done over a five (5) year period starting in 1997. The Trust is currently reviewing all of its options relating to this required work. At this time the Trust does not have any estimates as to the costs that would be involved in undertaking this work. Other than this required work there are no other significant renovations planned for this property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space.

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

       The occupancy rates for the fiscal years ended September 30, 1992 through 1996 were as follows: 89% in 1992, 91% in 1993, 98% in 1994, 97% in 1995 and 1996 . The Property's average rental rate per occupied square foot for the same period was $6.65 in 1992, $6.69 in 1993, $6.80 in 1994,
       $6.63 in 1995, and $6.67 in 1996.

       Bank One, Denver is the only tenant occupying over 10% of the rentable space. Its annual rent is currently $974,000 but is subject to an annual adjustment based on increases or decreases in property expenses. This lease expires September 30, 2005 and has six ten-year renewal options available.

       Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                        Number        Total                      Percent of Gross
                       of Leases     Sq. Ft.     Annual Base     Annual Base Rents
        Year           Expiring      Expiring   Rents Expiring      at 9/30/96
        ----           --------      --------   --------------      ----------

        1997               5           7,738       $ 79,356             7%
        1998               2           1,826         19,824             2
        1999               3           8,051         77,892             7
        2000 - 2004      NONE
        2005               1         107,663        973,690            84
        2006             NONE

                                     PART I
                                     ------

Item 2   Properties (Continued):
------   -----------------------

Investments in Real Estate: (Continued)
---------------------------------------


       The Englewood Bank Building is depreciated for tax purposes using the straight line method over 40 years for the building and improvements. The depreciable tax basis was $1,896,000 at September 30, 1996. The 1995 real estate taxes for the Property were $107,539 based on a millage rate of $8.252 per $1,000 of assessed value. The 1996 real estate taxes are not yet known.

(F) EXECUTIVE CLUB BUILDING. The Executive Club Building is located in Denver, Colorado. The building contains eleven floors and has a health club, which includes a swimming pool, located in the basement. The building is suitable and adequate for its use as an office building.

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

       Occupancy for the fiscal years ended September 30, 1992 through 1996 was as follows: 92% in 1992; 97% in 1993 and 1994; 93% in 1995 and 73% in
       1996. The Property's average rental rates per occupied square foot for the same periods were: $9.69 in 1992; $9.55 in 1993; $10.15 in 1994;
       $11.63 in 1995 and $11.78 in 1996.

       There are no tenants in this property occupying 10% or more of the space.

       Based upon leases in place as of September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:



                     Number        Total                      Percent of Gross
                    of Leases     Sq. Ft.      Annual Base      Annual Base
       Year         Expiring      Expiring   Rents Expiring   Rents at 9/30/96
       ----         --------      --------   --------------   ----------------

       1997            32          33,353         $392,920          42%
       1998            20          21,688          253,392          27
       1999            14          20,722          247,224          26
       2000             1           1,282           15,120           2
       2001           NONE
       2002             1           2,169           27,108           3
       2003-2006      NONE

                                     PART I
                                     ------

Item 2.   Properties (Continued):
-------   -----------------------


Investments in Real Estate: (Continued)
---------------------------------------


       The Executive Club Building is depreciated for tax purposes using the straight line method with the building and improvements having a 40 year life. The depreciable tax basis was $1,862,000 at September 30, 1996. The 1995 real estate taxes for the Property were $79,693 based on a millage rate of $8.1161 per $1,000 of assessed value. The 1996 real estate taxes are not yet known.

(G) PETROLEUM CLUB BUILDING. The Petroleum Club Building is located in Tulsa, Oklahoma. The building contains sixteen floors with an attached four level parking garage which is leased out to American Parking for an annual rent plus a percentage rent determined at the end of each year and offers valet, self parking both covered and uncovered. The building is suitable and adequate for its use as an office building.

       The main tenant is The Petroleum Club which occupies the top four floors. The balance of the building is leased to service and professional organizations for use as general offices. The Trust's policy is to sign new leases with new and renewal tenants for periods of three to five years in order to take advantage of changes in the market.

       Presently, the Trust has no plans for any significant renovations of the property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       This property is located in the downtown area of Tulsa and, as such, there are numerous office buildings in the direct vicinity, some of higher quality, and numerous projects of similar age, condition and quality that directly compete with the Petroleum Club Building. The floor size of this property is only 7,800 square feet and as such the Trust can offer small tenants a substantial portion of a floor without the tenant competing with larger tenants who usually dominate downtown office space. Despite the stagnate economy of Tulsa, which depends primarily on the oil and gas industry, the Trust has made strides in recent years in increasing the occupancy of this property. One recent benefit has been the Petroleum Clubs willingness to open its membership to others outside of the petroleum industry. The majority of the tenants in the building now belong to the Club.

       Occupancy for the fiscal years ended September 30, 1992 through 1996 was as follows: 75% in 1992; 72% in 1993; 78% in 1994; 81% in 1995; and 82%
       in 1996. The property's average rental rates per occupied square foot for the same periods were: $8.47 in 1992; $8.69 in 1993; $7.84 in 1994; $8.22 in 1995; and $8.84 in 1996.

       There are no tenants in this property occupying 10% or more of the space.

                                     PART I
                                     ------

Item 2.   Properties (Continued):
-------   -----------------------


Investments in Real Estate: (Continued)
---------------------------------------

      Based upon leases in place as of September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                            Number          Total                         Percent of Gross
                           of Leases       Sq. Ft.      Annual Base         Annual Base
              Year         Expiring        Expiring   Rents Expiring      Rents at 9/30/96
              ----         --------        --------   --------------      ----------------

              1997            17            36,054         $366,996             40%
              1998             3             6,346          132,444(i)          14
              1999             7            24,255          223,872             24
              2000           NONE
              2001             1             5,741           47,364              5
              2002           NONE
              2003             1            24,579          155,040             17
              2004-2006      NONE

       (i) Includes $69,780 for American Parking who leases the garage. Their lease expires March 31, 1998. There is no square footage included for this tenant.


       The Petroleum Club Building is depreciated for tax purposes using the straight line method with the building and improvements having a 40 year life. The depreciable tax basis was $2,618,000 at September 30, 1996. The 1995 real estate taxes for the Property were $27,558 based on a millage rate of $10.021 per $1,000 of assessed value. The 1996 real estate taxes are not yet known.

(H) WALNUT STEMMONS OFFICE PARK. Walnut Stemmons Office Park is located in Dallas, Texas. The complex is currently composed of three single story buildings. This property originally was composed of nine single story buildings. Four of the buildings were sold in November, 1992. Two more buildings were sold September 30, 1996. All six buildings were sold to the same buyer. The remaining three buildings all have exterior entrances for the tenants, with no common areas.

       Space in the buildings is leased to small businesses, the majority of which are just commencing operations. The Trust's policy is to sign three to five year leases with both new and renewal tenants with the tenant being responsible for all services within their space, such as, electricity and cleaning.

       Presently, the Trust has no plans for any significant renovations of the property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       There are similar properties in the immediate area of this Property. The surrounding area features restaurants, a bowling alley, and a chiropractic college. Since this property is primarily leased to first time businesses, there is significant turnover. The Trust believes that these three buildings will be purchased by the same buyer who purchased the other six buildings.

       Occupancy for the fiscal years ended September 30, 1992 through 1996 was as follows: 73% in 1992; 97% in 1993; 86% in 1994; 79% in 1995; and 71%
       in 1996. The Property's average rental rates per occupied square foot for the same periods were: $5.09 in 1992; $4.62 in 1993; $5.11 in 1994; $5.34 in 1995; and $5.38 in 1996.

                                     PART I
                                     ------

Item 2.    Properties (Continued):
-------    -----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

     There are no tenants in this property occupying 10% of more of the space.

     Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                           Number        Total                         Percent of Gross
                         of Leases      Sq. Ft.       Annual Base        Annual Base
           Year           Expiring      Expiring    Rents Expiring     Rents at 9/30/96
           ----           --------      --------    --------------     ----------------

           1997              10          15,443        $ 74,772             33%
           1998               5           7,105          41,772             18
           1999               5          11,426          66,576             29
           2000               2           8,531          32,004             14
           2001               1           1,875          11,244              6
           2002-2006         NONE

       Walnut Stemmons Office Park is depreciated for tax purposes using the straight line method with the building and improvements having a 40 year life. The depreciable tax basis was $643,000 at September 30, 1996. The 1995 real estate taxes for the Property were $53,755 based on a millage rate of $2.56 per $100 of assessed value. The 1996 real estate taxes are not yet known.


(I) OFFICE ALPHA. Office Alpha is located in the North-Dallas LBJ-East office market of Dallas, Texas. Office Alpha contains five stories and is suitable and adequate for its use as an office building.

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

       Occupancy for the fiscal years ended September 30, 1992 through 1996 was as follows: 73% for 1992; 84% for 1993; 83% for 1994; 91% for 1995; and
       90% for 1996. The Property's average rental rates per occupied square foot for the same period were: $9.61 in 1992; $8.91 in 1993; $9.00 in 1994; $9.52 in 1995; and $10.01 in 1996.

       At September 30, 1996 Jewish Family Services of Dallas, Inc., a non-profit organization which performs social services primarily for the Jewish community in Dallas, was the only tenant occupying 10% or more of the space in Office Alpha. This tenant's annual rent is $98,000. Its lease expires September 30, 1999.

                                     PART I

-------    -----------------------

Investments in Real Estate:  (Continued)
----------------------------------------


       Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

              Number       Total                    Percent of Gross
             of Leases    Sq. Ft.   Annual Base      Annual Base
Year         Expiring    Expiring  Rents Expiring   Rents at 9/30/96
----         --------    --------  --------------   ----------------

1997            14        18,578      $197,532            20%
1998            12        23,823       248,424            25
1999            14        35,037       353,796            35
2000             5        14,241       156,852            16
2001             2         4,517        46,830             4
2002-2006      NONE


       Office Alpha is depreciated for tax purposes using the straight line basis with the building and improvements having a 15 year life. The depreciable tax basis was $1,776,000 at September 30, 1996. The 1995 real estate taxes for the Property were $82,636 based on a millage rate of $2.71 per $100 of assessed value. The 1996 real estate taxes are not yet known.

(J) 14800 QUORUM BUILDING. 14800 Quorum Building is located in the North-Dallas, Quorum office market of Dallas, Texas. 14800 Quorum contains five stories and is suitable and adequate for its use as an office building.

       The Trust owns this Property in fee simple, subject to a first mortgage loan, at a rate of 8.3%, which matures August 19, 2000. The loan is non-recourse except the first $750,000. At September 30, 1996 the balance of this loan was $2,612,000. By maturity $174,000 of scheduled amortization payments are required and therefore a balance of $2,438,000 will be due at maturity. There is a prepayment penalty of 2.0% if the loan is paid off early.

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

       There are numerous office buildings in the direct vicinity, some of higher quality, and numerous projects of similar age, style, condition and quality that directly compete with 14800 Quorum. Leasing proposals for both new and renewal tenants in this submarket are highly competitive. Many of the Trust's competitors in this submarket have substantially greater capital and resources than the Trust.

       The Trust purchased the Property on August 26, 1994. The occupancy for the two full fiscal years ended September 30, 1995 and 1996 that the Trust has operated the Property was as follows: 90% in 1995 and 92% in 1996. The Property's average rental rates per occupied square foot for the same two years were as follows: $9.87 in 1995 and $11.02 in 1996.

                                    PART I
                                    ------

Item 2.  Properties (Continued)
------   ----------------------

Investments in Real Estate: (Continued)
--------------------------------------

    At September 30, 1996 Preston Equities, Inc., who runs executive suites for general office use, was the only tenant occupying 10% or more of the space in 14800 Quorum. This tenant's annual rent is $131,108. Its lease expires March 31, 2002.

    Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:


                    Number       Total                    Percent of Gross
                   of Leases    Sq. Ft.   Annual Base       Annual Base
       Year        Expiring    Expiring  Rents Expiring   Rents at 9/30/96
       ----        ---------   --------  --------------   ----------------
       1997            9        20,538      $223,627            20%
       1998            2         3,135        37,308             3
       1999            9        29,517       358,764            32
       2000            5        15,762       185,558            17
       2001            5        12,973       158,628            14
       2002            2        14,651       159,332            14
       2003-2006      NONE

    14800 Quorum is depreciated for tax purposes using the straight line basis with the building and improvements having a 40 year life. The depreciable tax basis was $3,772,000 at September 30, 1996. The 1995 real estate taxes for the Property were $93,990 based on a millage rate of $2.41 per $100 of assessed value. The 1996 real estate taxes are not yet known.

(K) BROOKSIDE OFFICE BUILDING. The Brookside Office Building is a three-story brick office building located in Arlington, Texas. The Trust purchased the Property on March 28, 1996. The Property is suitable and adequate for its use as an office building.

    Space in the building is leased to service and professional organizations for use as general offices. The Property was 100% occupied at the time of purchase and has remained such during the balance of the fiscal year. It is the Trust's intention to sign new leases with any new and renewal tenants for periods of three to five years in order to take advantage of changes in the market. Several of the existing tenants have informed the Trust that should any current tenant vacate its space they would like to expand their space. The Trust will make every effort to accommodate these tenants should the situation arise.

    Presently, the Trust has no plans for any significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

    There are numerous office buildings in the direct vicinity, some of higher quality, and numerous projects of similar age, style, condition and quality that directly compete with the Brookside Office Building. As stated above, with several tenants desiring to expand the Trust believes that the size of the Property will be the only drawback in retaining tenants. Since the Property is new to the Trust's portfolio it remains to be seen what other competitive actions will be needed in the future to keep the Property at 100% occupied at a competitive rate.

    The occupancy for the six months in the fiscal year ended September 30, 1996 that the Trust has owned the Property was 100%. The average rental rate per occupied space for this same period was $11.69.

                                     PART I
                                     ------

Item 2.    Properties (Continued):
-------    -----------------------

Investments in Real Estate: (Continued)
---------------------------------------

       At September 30, 1996 two tenants occupied more than 10% of the Property. The first was Schrickel, Rollins and Associates, Inc., an architectural firm. This tenant's annual rent is $168,660 and their lease expires August 31, 2003. the second tenant was Vestal-Loftis-Kalista, Architects, Inc., an architectural firm. This tenant's annual rent is $64,000 and their lease expires January 31, 2000.

       Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                            Number        Total                         Percent of Gross
                          of Leases      Sq. Ft.        Annual Base       Annual Base
           Year            Expiring      Expiring     Rents Expiring    Rents at 9/30/96
           ----            --------      --------     --------------    ----------------

           1997                4          6,836        $ 77,210              15%
           1998                2          8,507           97,040             19
           1999                3          7,862           96,975             19
           2000                1          5,774           64,000             13
           2001              NONE
           2002              NONE
           2003                1         14,607          168,660              34
           2004-2006         NONE

       Brookside Office Building is depreciated for tax purposes using the straight line basis with the building and improvements having a 40 year life. The depreciable tax basis was $1,884,000 at September 30, 1996. The 1995 real estate taxes for the Property were $48,730 based on a millage rate of $2.55 per $100 of assessed value. The 1996 real estate taxes are not yet known.

(L) TRIANGLE SQUARE SHOPPING CENTER. The Triangle Square Shopping Center is composed of three one- story retail shopping center buildings and nine all concrete block mini-warehouse buildings (including one two-story building) located in Hilton Head, South Carolina. The main tenants of the three retail buildings are service oriented businesses. The Property is suitable and adequate for its use as a retail center and mini-warehouse facility.

       The Trust has no plans for significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       There are numerous shopping centers located in the direct vicinity, some of higher quality, and numerous projects of similar age, condition and quality of the Property. However, the majority of these centers are composed of retail tenants, while Triangle Square's tenant are primarily service oriented. There are no mini-warehouse facilities in the immediate area.

       Occupancy of the combined project for the fiscal years ended September 30, 1992 through 1996 was as follows: 72% in 1992; 74% in 1993; 78% in
       1994; 89% in 1995; and 88% in 1996. The average rental rate per occupied square foot during the same period was $6.58 in 1992; $6.25 in 1993; $5.99 in 1994; $5.74 in 1995; and $6.55 in 1996.

       There are no tenants in this property occupying 10% or more of the space.

       All leases for storage space in the mini-warehouses are less than one year. At September 30, 1996 there were 215 leases for 86,570 square feet at an annual rental of $272,400 (44% of gross annual base

                                     PART I
                                     ------

Item 2.    Properties (Continued):
-------    -----------------------

Investments in Real Estate: (Continued)
---------------------------------------

       rents). Based upon leases in place as of September 30, 1996 in the three retail buildings, lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                           Number         Total                        Percent of Gross
                       of Leases       Sq. Ft.       Annual Base       Annual Base
         Year           Expiring       Expiring    Rents Expiring    Rents at 9/30/96
         ----           --------       --------    --------------    ----------------

         1997              11          19,830        $189,132              31%
         1998               4           4,543          45,396               7
         1999               5           5,927          57,144               9
         2000               2           2,886          29,805               5
         2001-2003        NONE
         2004               1           1,745          25,488               4
         2005-2006        NONE

       Triangle Square is depreciated for tax purposes using the straight line method with the buildings and improvements having a 35 year life. The depreciable tax basis was $723,000 at September 30, 1996. The 1995 real estate taxes for the Property were $33,457.37 based on a millage rate of $2.441 per $1,000 of assessed value. The 1996 real estate taxes are not yet known.

(M) CANNON WEST SHOPPING CENTER. The Cannon West Shopping Center is a grocery-anchored neighborhood strip center located in Austin, Texas. Cannon West's main tenants operate retail businesses. The Property is suitable and adequate for its use as a strip shopping center.

       The Trust is currently installing a Trench Drain at a cost of approximately $150,000 at the Property. This work is being done in order to combat a sub-soil problem at the property. Other than this work, which is currently under way, the Trust has no other plans for significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       The Trust owns this Property in fee simple, subject to a first mortgage loan, at a rate of 8.3%, which matures May 1, 2002. At September 30, 1996 the balance of this loan was $5,742,000. By maturity $1,231,000 of scheduled amortization payments are required and therefore a balance of $4,511,000 will be due at maturity.

       The Cannon West Shopping Center is subject to a limited amount of direct competition in its immediate trade area. Although there are a number of grocery anchored shopping centers located in South Austin serving the south-side communities that are located along William Cannon Drive -- a major East-West highway serving the South Austin area -- Cannon West Shopping Center is the only retail shopping center located at the intersection of William Cannon Drive and Westgate Boulevard that serves the immediate surrounding neighborhoods.

       Occupancy for the fiscal years ended September 30, 1992 through 1996 was as follows: 88% in 1992; 93% in 1993; 75% in 1994; 82% in 1995; and 95%
       in 1996. The average rental rate, including percentage rents, per occupied square foot during the same period was $7.44 in 1992; $7.05 in 1993; $8.38 in 1994; $9.01 in 1995; and $9.39 in 1996.

                                     PART I
                                     ------

Item 2.   Properties (Continued):
-------   -----------------------


Investments in Real Estate: (Continued)
---------------------------------------

       Cannon West has two tenants that occupy more than 10% of the Property. The first is H.E. Butt Grocery Store ("HEB"). Their annual base rent is $250,000. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. For 1996 the percentage rent paid was $105,000. This lease expires October 5, 2001 and has four five-year renewal options. In September, 1995 the Trust was notified by HEB that they had purchased a parcel of land approximately one mile from Cannon West. As of September 30, 1996 this land had not yet been rezoned for a grocery store center, however, the Trust is of the understanding that HEB is in the process of having this land rezoned. Should HEB build a store and/or a shopping center on this parcel of land, it could effect Cannon West. The second tenant is Premiere Lady's Fitness Center, a health club, fitness center for women only. Their annual rent is $68,000. The lease also calls for tax, insurance and maintenance escalations. This lease expires August 31, 2001.

       Based upon leases in place at September 30, 1996 lease expirations for the ten fiscal years ended September 30, 2006 are as follows:

                         Number          Total                      Percent of Gross
                        of Leases       Sq. Ft.      Annual Base       Annual Base
         Year           Expiring       Expiring    Rents Expiring  Rents at 9/30/96
         ----           --------       --------    --------------  ----------------

          1997              9           13,899        $168,886              18%
          1998              5            5,951          84,696               9
          1999              5            6,220          70,356               8
          2000              3           11,099         157,380              17
          2001              4           19,818         140,291              15
          2002              1           49,585         250,000              27
          2003              1            2,373          54,620               6
          2004 - 2006     NONE

       The building and improvements are depreciated for tax purposes using the straight line method over 18 years. The depreciable tax basis was $3,624,000 at September 30, 1996. The 1995 real estate taxes were $153,100 based on a millage rate of $2.394 per $100 of assessed value. The 1996 real estate taxes are not yet known.


(N) SPRING VILLAGE SHOPPING CENTER. The Spring Village Shopping Center is a grocery-anchored neighborhood strip center located in Davenport, Iowa. Spring Village's main tenants operate retail businesses. The Property is suitable and adequate for its use as a strip shopping center.

       The Trust has no plans for significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       The Spring Village Shopping Center is subject to direct competition in its immediate trade area. There are several grocery anchored shopping centers located on Kimberly Road, the major retail East-West road servicing Davenport. At September 30, 1996 Spring Village was 99% occupied primarily due to the attractiveness of the center's grocery store which was remodeled and expanded in 1994 at the cost of the Store.

                                     PART I
                                     ------

Item 2.   Properties (Continued):
-------   -----------------------


Investments in Real Estate: (Continued)
---------------------------------------

       Occupancy for the fiscal years ended September 30, 1992 through 1996 was as follows: 98% in 1992; 99% in 1993; 98% in 1994; 100% in 1995; and 99%
       in 1996. The average rental rate, including percentage rents, per occupied square foot during the same period was $8.00 in 1992; $8.00 in 1993; $8.26 in 1994; $7.89 in 1995; and $8.58 in 1996.

       Spring Village has two tenants that occupy more than 10% of the Property. The first is Eagle Food Centers, whose annual base rent is $204,000. Their lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. There was no percentage rent due for 1996. This lease expires June 30, 2005. The second is the Walgreen Company, which operates a drug store, and pays annual base rent of $67,000. Its lease also calls for tax, insurance and maintenance escalations. This lease expires November 30, 2010.

       Based upon leases in place at September 30, 1996 lease expirations for the ten fiscal years ended September 30, 2006 are as follows:

                          Number         Total                       Percent of Gross
                         of Leases      Sq. Ft.      Annual Base        Annual Base
         Year            Expiring       Expiring    Rents Expiring   Rents at 9/30/96
         ----            --------       --------    --------------   ----------------

          1997               2            2,175        $ 26,016              4%
          1998               2            4,200          47,136              7
          1999               4            7,450          82,000             12
          2000               3           10,825         136,535             20
          2001 - 2004      NONE
          2005               1           45,763         204,000             29
          2006             NONE

       The building and improvements are depreciated for tax purposes using the straight line method over 31-1/2 years. The depreciable tax basis was $3,292,000 at September 30, 1996. The 1996 real estate taxes are $148,234 based on a millage rate of $34.5287 per $1,000 of assessed value.


(O) WARREN PLAZA SHOPPING CENTER. The Warren Plaza Shopping Center is a grocery-anchored neighborhood strip center located in Dubuque, Iowa. Warren Plaza's main tenants operate retail businesses. The Property is suitable and adequate for its use as a strip shopping center.

       The Trust has no plans for significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

       In addition to the 90,000 square feet owned by the Trust, there is a 97,000 square foot Target discount store attached to the property, which is not owned by the Trust. The Property is subject to direct competition in its immediate trade area. There are several grocery anchored shopping centers located on both Dodge Street and John F. Kennedy Blvd. (this Property is located on the corner of these two streets). Across the street from the Property is a mall, which the Trust does not consider competition. Additionally, there is both a K-Mart and Wal-mart in the area which compete with the Target store. For both 1994 and 1995 this Property was 100% occupied, dropping to 98% for 1996. The Trust attributes this high occupancy for the past two years to both the grocery store and the Target Store. Both of these stores have been recently remodeled and expanded at the cost of the stores.

                                     PART I
                                     ------

Item 2.   Properties (Continued):
-------   -----------------------


Investments in Real Estate: (Continued)
---------------------------------------

       Occupancy for the fiscal years ended September 30, 1992 through 1996 was as follows: 92% in 1992; 99% in 1993; 100% in 1994 and 1995; and 98% in
       1996. The average rental rate, including percentage rent, per occupied square foot during the same period was $8.86 in 1992; $8.60 in 1993; $9.67 in 1994; $9.24 in 1995; and $9.17 in 1996.

       Warren Plaza has one tenant that occupies more than 10% of the Property, HY-VEE Food Store. Its annual base rent is $256,000. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. There was no percentage rent due for 1996. The lease expires June 30, 2013.

       Based upon leases in place at September 30, 1996 lease expirations for the ten fiscal years ended September 30, 2006 are as follows:

                          Number       Total                      Percent of Gross
                         of Leases    Sq. Ft.     Annual Base        Annual Base
         Year            Expiring     Expiring   Rents Expiring   Rents at 9/30/96
         ----            --------     --------   --------------   ----------------

          1997               2          3,900        $42,010              7%
          1998               1          1,050         10,680              2
          1999               4          5,500         61,644             10
          2000               3         11,160        168,274             27
          2001               2          8,500         57,624              9
          2002               1          3,200         35,736              6
          2003             NONE
          2004               1          1,400         14,940              2
          2005 - 2006      NONE

       The building and improvements are depreciated for tax purposes using the straight line method over 31-1/2 years. The depreciable tax basis was $3,568,000 at September 30, 1996. The 1996 real estate taxes are $108,178 based on a millage rate of $30.85536 per $1,000 of assessed value.

(P) TIFFANY PLAZA SHOPPING CENTER. The Tiffany Plaza Shopping Center is a grocery-anchored neighborhood strip center located in Ardmore, Oklahoma. Tiffany Plaza's main tenants operate retail businesses. The Property is suitable and adequate for its use as a strip shopping center.

       The Trust is reviewing plans for the installation of new store fronts at the Property. The Trust believes that the Property, which was constructed in 1975, has begun to look old and that the new store fronts will give the center a new look. The estimated cost of this work is $250,000. If the Trust proceeds with this work it should begin in the spring of 1997. No other renovation work beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property is planned.

       The main competition for this center is a mall and a Wal-mart center, both of which are located more than a mile away from Tiffany Plaza.

                                     PART I
                                     ------

Item 2.   Properties (Continued):
-------   -----------------------

Investments in Real Estate: (Continued)
---------------------------------------

       Occupancy for the fiscal years ended September 30, 1992 through 1996 was as follows: 89% in 1992; 92% in 1993; 97% in 1994; 95% in 1995; and 98%
       in 1996. The average rental rate, including percentage rent, per occupied square foot during the same period was: $4.10 in 1992; $4.05 in 1993; $3.59 in 1994; $3.66 in 1995; and $3.93 in 1996.

       Tiffany plaza has three tenants who occupy more than 10% of the Property. The first is Flemming Companies who operate a Buy-For-Less grocery store. The annual rent is $86,625. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. There was no percentage rent due for 1996. The lease expires March 20, 2001. The second tenant is Orscheln Farm and Home Supply, Inc., who sell farm equipment and supplies. The annual rent is $102,000. The lease also calls for tax, insurance and maintenance escalations. The lease expires August 31, 2001. The third tenant is CR Anthony Company, a family clothing store. The annual rent is $69,300. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. There was no percentage rent due for 1996. The lease expires March 7, 2001.

       Based upon leases in place at September 30, 1996 lease expirations for the ten fiscal years ended September 30, 2006 are as follows:

                         Number       Total                      Percent of Gross
                        of Leases    Sq. Ft.     Annual Base        Annual Base
         Year           Expiring     Expiring   Rents Expiring   Rents at 9/30/96
         ----           --------     --------   --------------   ----------------

          1997              6         12,774         $94,332              19%
          1998              3          7,708          34,440               7
          1999              4         10,986          57,624              12
          2000              1          7,192          30,972               6
          2001              4        100,551         258,000              53
          2003            NONE
          2004              1          5,108          14,928               3
          2005 - 2006     NONE

       The building and improvements are depreciated for tax purposes using the straight line method over 31-1/2 years. The depreciable tax basis was $2,609,000 at September 30, 1996. The 1995 real estate taxes are $32,304 based on a millage rate of $8.3681 per $100 of assessed value. The 1996 real estate taxes are not yet known.

                                     PART I

-------    -----------------------

Geographic Distribution:
------------------------

The Trust's properties are located in six states. The table below demonstrates the geographic distribution of the Trust's properties at September 30, 1996:

                                                           Percentage of
                          Number of       Percentage of    Assets Based
                         Investments      Rental Income        on Cost
                         -----------      -------------        -------

Texas:
    Dallas                    4                23%              27%
    Arlington                 1                 2                3
    Austin                    1                11               12
Colorado:
    Englewood                 1                11                9
    Denver                    1                10                7
    Littleton                 1                 5                5
Oklahoma:
   Tulsa                      1                 9               11
   Ardmore                    1                 6                6
Iowa:
   Davenport                  1                 9                8
   Dubuque                    1                 8                8
South Carolina:
   Hilton Head                1                 6                3
Ohio:
  Akron                       1                --                1
                            ---               ----             ----

                             15               100%             100%
                           ====              =====             ====

                                     PART I
                                     ------

Item 3.    Legal Proceedings
-------    -----------------

The Trust is involved in a number of legal proceedings arising in the normal course of its business activities, none of which, in the opinion of the Management, is expected to have a material adverse effect on the financial position or liquidity of the Trust.


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


                                           Position(s) with the Trust,
                                              Principal Occupation,
                                              Business, Experience,
            Name (age)                       and Other Directorships
            ----------                       -----------------------


John C. Kikol  (52)           Chairman;  Chairman of the Board of Trustees since 1995;
                              Trustee of the Trust since 1982;  President of the Trust since
                              1974.

Michael R. Thoms  (48)        Vice President and Treasurer of the Trust since 1987.

Raymond C. Novinc  (47)       Vice President, Secretary and Counsel of the Trust since 1986.

Brian D. Griesinger  (35)     Vice President -- Management and Acquisitions of the
                              Trust since 1989

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------


Market Price Range:
-------------------

The shares of the Trust are traded in the Nasdaq National Market (symbol CTRIS). The table below contains the quarterly high and low closing bid prices for such Shares.



               Fiscal 1996                              Fiscal 1995
---------------------------------------     -----------------------------------
  Quarter Ended          High      Low         Quarter Ended      High           Low
  -------------          ----      ---       ----------------     ----           ---
December 31, 1995       5-1/8     3-7/8     December 31, 1994     3-3/8         2-7/8
March 31, 1996          5-1/8     4-7/8     March 31, 1995        3-5/16        2-5/8
June 30, 1996           5         4-1/2     June 30, 1995         3-3/4         3-1/4
September 30, 1996      5         4-1/4     September 30, 1995    4-1/8         3-3/8

The bid prices for the Trust's Shares shown in the table above are interdealer prices and do not reflect retail mark ups, mark downs, or commissions and may not be representative of actual transactions. As of December 2, 1996, there were approximately 1,125 record holders of the Shares.


Distributions to Shareholders:
------------------------------


Fiscal  1996                 Amount        Fiscal 1995           Amount
Payment Date                Per Share      Payment Date         Per Share
------------                ---------      ------------         ---------
October  20, 1995               $  .04     October 21, 1994        $  .04
January  19, 1996                  .04     January 20, 1995           .04
April  19, 1996                    .04     April 21, 1995             .04
July  19, 1996                     .04     July 21, 1995              .04
September 20, 1996                 .04                             ------
                                ------
                                $  .20                             $  .16
                                ======                             ======

For a discussion of the tax classification of cash distributions see Management's Discussion and Analysis of Financial Condition and Results of Operations-Dividends.

Distributions are subject to a bank convenant which requires a minimum Shareholders' Equity. At September 30, 1996 the amount of required Shareholders' Equity was $20,000,000 and the amount free from this restriction was approximately $2,500,000.

                                                              PART II
                                                          --------------


Item 6.   Selected Financial Data
----------------------------------------------

          Year Ended September 30,           1996           1995          1994          1993          1992
----------------------------------      ------------      -----------  ---------     ---------     ---------
                                                            (in thousands, except per share data)
OPERATIONS:

Rental income                               $ 10,368      $ 10,145     $  9,650      $  9,348      $  9,400
Interest income                                   40            56           76           263           325
Dividend income                                  225             0            0             0             0
Other income                                      12            26           29            41            60
                                            --------      --------     --------      --------      --------
Operating revenues                            10,645        10,227        9,755         9,652         9,785
Provision for valuation reserve                3,307             0            0             0             0
Operating expenses other than provision
    for valuation reserve                      9,398         9,631        9,870        10,384        11,125
Operating income (loss)                       (2,060)          596         (115)         (732)       (1,340)
Gains on sales of real estate                     40         2,499          445           563            51
Gains on sales of securities                     632             0            0             0             0
Extraordinary items                                0           790          253           286             0
Net income (loss)                             (1,388)        3,885          583           117        (1,289)
Cash distributions to shareholders             1,037           874          735           393           117
Per Share of Beneficial Interest:
    Operating income (loss)                 $  (0.40)     $   0.11     $  (0.02)     $  (0.22)     $  (0.68)
    Gains on sales of real estate               0.01          0.46         0.09          0.17          0.02
    Gains on sales of securities                0.12          0.00         0.00          0.00          0.00
    Extraordinary items                         0.00          0.14         0.05          0.09          0.00
                                            --------      --------     --------      --------      --------
    Net income (loss)                       $  (0.27)     $   0.71     $   0.12      $   0.04      $  (0.66)
                                            ========      ========     ========      ========      ========

    Cash distributions                      $   0.20      $   0.16     $   0.15      $   0.12      $   0.06
Weighted average number of Shares of
    Beneficial Interest outstanding            5,186         5,459        4,959         3,292         1,957

                      At September 30,         1996          1995         1994          1993         1992
--------------------------------------      ----------    ---------     ---------    --------     ---------
                                                                      (in thousands)
FINANCIAL CONDITION:

Properties held for sale                     $ 42,203      $    203     $      0     $      0      $      0
Valuation reserve                              (3,307)            0            0            0             0
Investments in real estate                          0        40,739       45,380       49,394        51,510
Real estate mortgage loans                        119           303          236          150         1,986
Allowance for possible investment losses            0             0            0       (6,089)       (6,089)
Investments in securities                           0           267            0            0             0
Cash and cash equivalents                       1,490           188          251          315           721
Certificates of  deposit                            0             0          500          500           500
Insurance settlement proceeds                       0             0        3,341            0             0
Total assets                                   43,852        43,076       51,004       45,499        50,249
Mortgage notes payable                          9,563         9,266       11,111       17,126        18,807
Bank notes payable                              9,800         6,600       11,180        8,800        15,626
Shareholders' equity                           22,500        25,126       23,150       17,669        13,714
Number of Shares of Beneficial Interest
    outstanding at September 30                 5,179         5,217        5,471        3,716         1,957

                                     PART II
                                     -------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------


Financial Condition
-------------------

During the three-year period ended September 30, 1996 the Trust's total assets decreased 4% to $43,852,000. On September 24, 1996 the Board of Trustees of the Trust announced that they unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). The Plan, as proposed, would involve the sale of the Trust's properties during a period of approximately three years. Based on this announcement the Trust has reclassified all of its properties to Properties held for sale at September 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Trust made a review of the carrying value of all the properties at September 30, 1996 and determined that four of the Trust's properties had a carrying value higher than the anticipated sales price. The Trust, therefore, established a valuation reserve for these four properties which totaled $3,307,000. In determining the estimated net sales prices the Trust applied an estimated capitalization rate to the individual properties' cash flow. The Trust did not deem it necessary to obtain appraisals of any of its properties. See Item 2,
Part I for allocation of the valuation reserve. In 1994 the Trust applied the allowance for possible investment losses to three previously foreclosed properties for which it had been previously provided. This application was done in connection with the Trust's regular evaluation of its portfolio of properties. The evaluation concluded that it was unlikely that these properties would recover in value and, therefore, they were written down to their net realizable value.

During this three-year period the carrying value of the Trust's invested assets decreased 10% or $4,440,000 to $39,015,000. In fiscal 1996 the Trust purchased the land on which its Englewood Bank Building, located in Englewood, Colorado, is located. This land, which was previously leased by the Trust, was purchased for a price of $1,263,000. Also, the Trust purchased a 52,554 square foot suburban office building located in Arlington, Texas, for a purchase price of $2,202,000. Additionally, during 1996 the Trust sold three improved properties. The first was the sale during January and February of three condominium units located in Davie, Florida, for a combined sales price of $138,000 which resulted in a gain of $69,000. The second was the $600,000 sale of European Crossroads in Dallas, Texas, which resulted in a loss of $313,000. The third was a $615,000 sale of two of the five buildings comprising the Walnut Stemmons Office Park located in Dallas, Texas and resulted in a gain of $261,000. In fiscal 1995 the Trust sold three improved properties. The first was the sale of the 197 room Quality Hotel in St. Louis, Missouri for $2,650,000, which resulted in a gain of $452,000. The second was the sale of the 124 unit Parkwood Place Apartments in Greeley, Colorado for $2,595,000, which resulted in a gain of $1,859,000. The third was the sale of the 51,000 square foot Walnut Hill West office building in Dallas, Texas for $800,000 which resulted in a gain of $97,000. In fiscal 1994 the Trust purchased a 104,000 square foot office building located in Dallas, Texas for $3,918,000. Of this amount, $2,170,000 was provided by a first mortgage loan on the property which the Trust obtained at the time of the purchase. Additionally, the Trust sold four vacant land parcels during this three-year period. The result of the three purchases during this three-year period was an increase of approximately $7,387,000 to the carrying value of the Trust's portfolio of invested assets. The result of all the sales during this three year period was a decrease of approximately $5,328,000 to the carrying value of the Trust's portfolio of invested assets. Additionally, the recording of $5,648,000 of depreciation, a non-cash adjustment, reduced the carrying value during this three-year period. Also, during this three-year period, the Trust made improvements to its existing properties of $2,491,000 and received payments totaling $533,000 on real estate mortgage loans.

                                     PART II
                                     -------


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations - (Continued)
         -------------

Financial Condition - (Continued)
-------------------

During the three-year period ended September 30, 1996 the Trust's mortgage notes payable decreased 44% or $7,563,000 to $9,563,000. This resulted from additional borrowings of $500,000 under one of the existing mortgage loans, amortization payments of $1,029,000, the repayment of a $7,689,000 maturing loan, and additional repayments/paydowns which reduced the mortgage notes payable $1,515,000. Of this $1,515,000, the actual cash outlay by the Trust was $1,463,000 with $52,000 representing discounts obtained by the Trust. Additionally, the Trust obtained a $2,170,000 first mortgage loan in connection with its purchase of a 104,000 square foot office building, as referenced above. The Trust's bank notes payable increased $1,000,000 during the three-year period ended September 30, 1996 to $9,800,000. The Trust borrowed $10,899,000, $7,689,000 of which was used to repay the above referenced maturing mortgage loan and the remaining $3,200,000 was used for the purchase of properties during 1996, and made principal amortization and repayments of $9,889,000.

During the three-year period ended September 30, 1996 the Trust's shareholders' equity increased 27% or $4,831,000 to $22,500,000. This increase was primarily the result of the Trust receiving $5,929,000 from its 1993 rights offering, which expired January 28, 1994, net of $1,532,000 to repurchase 38,000 of the Trust's Shares in fiscal 1996, 253,553 of the Trust's Shares in fiscal 1995 and 103,210 of the Trust's Shares in fiscal 1994, $3,080,000 of net income and $2,646,000 of distributions to shareholders during this three-year period. As a result of the Trust's total debt being reduced approximately $6,563,000 and total shareholders' equity increasing $4,831,000, the Trust's debt to shareholders' equity ratio has decreased to .86-to-1.00 at September 30, 1996 from 1.47-to-1.00 at September 30, 1993.

Liquidity and Capital Resources
-------------------------------

For each of the fiscal years ended September 30, 1996, 1995 and 1994, the Trust's portfolio of invested assets generated sufficient revenues to cover all operating expenses (excluding depreciation, a non-cash expense and in 1996 the provision for valuation reserve, also a non-cash expense), required mortgage notes amortization payments, required bank amortization payments, capital improvements to existing properties, and distributions to shareholders. During this three-year period the year end occupancy of the Trust's portfolio has been 79% at September 30, 1994, 81% at September 30, 1995, and 91% at September 30, 1996 while the average rental rates per square foot have increased from $8.47 for the year ended September 30, 1994 to $8.61 for the year ended September 30, 1995 to $9.14 for the year ended September 30, 1996. At this time Management assumes that the Trust will be implementing its Plan of liquidation during fiscal 1997. On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. This sale resulted in a gain of approximately $563,000 which will be reported in the first quarter of Fiscal 1997. Currently, the Trust has four of its properties under contracts of sales. The Englewood Bank Building located in Englewood, Colorado is under a contract of sale for a sales price of $5,350,000. The Executive Club Building located in Denver, Colorado is under a contract of sale for $5,300,000. The Spring Village Shopping Center located in Davenport, Iowa is under a contract of sale for a sales price of $5,350,000. The Warren Plaza Shopping Center located in Dubuque, Iowa is under a contract of sale for a sales price of $5,950,000. All four of these contracts provide for due diligence periods, during which time the buyer could cancel the contract at his option. Additionally, after the completion of the due diligence period the buyer will place a non-refundable deposit with the Trust. Should the buyer fail to complete the sale, these deposits would be forfeited and retained by the Trust. Therefore,

                                     PART II
                                     -------


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations  -  (Continued)
         -------------

Liquidity and Capital Resources  -  (Continued)
-------------------------------

there is no guarantee that these properties will actually be sold at the prices stated. Also, the Trust has signed Letters of Intent with various buyers for the sales of three additional properties. The total gross sales prices for these three properties is $15,640,000. Letters of intent are only agreements in principle on the most fundamental terms and the parties do not intend that there be any binding obligation to buy or sell the property until such time as a contract of sale is executed by both the buyer and the Trust. However, even though additional properties could be sold during fiscal 1997 the Trust's estimate for fiscal year 1997 is that operating revenues should be sufficient to cover all operating expenses (excluding depreciation, a non-cash expense), required monthly mortgage amortization payments and anticipated improvements to existing properties. Under the Plan the only distributions the Trust will make to Shareholders will be liquidating distributions resulting from the sales of Properties. Additionally, during 1997 the Trust will accrue certain employee severance payments which will be made to terminated employees primarily from the proceeds of Property sales.

Management has from time to time undertaken a major renovation of a Property in order to keep it competitive within its market. Currently, the Cannon West Shopping Center located in Austin, Texas is having a trench drain installed at a cost of approximately $150,000. This work is being done in order to combat a sub-soil problem at the property. Management believes that the installation of the trench drain will alleviate the problem. The cost of this work will be reported in the first two quarters of fiscal year 1997. Additionally, Management is reviewing plans for the installation of new store fronts at Tiffany Plaza, a shopping center located in Ardmore, Oklahoma. The current estimated cost of this work is $250,000. If the Trust proceeds with this work it should begin in the spring of 1997. No other renovation projects are currently contemplated or in process.

The Trust's cash flow from operations decreased $1,213,000 (55%) when comparing 1996 to 1995. The decrease was primarily due to the net activity of the following items:

     * In 1996 the Trust had an operating loss of $2,060,000 compared to an operating income of $596,000 in 1995, or a decrease of $2,656,000. Included in the 1996 results was a $3,307,000 provision for valuation reserve, which was a non-cash expense. Also, income from real estate operations was $424,000 higher in 1996 than 1995. Additionally, 1996 included $225,000 of dividend income with no like income in 1995.

     * Other assets increased $1,971,000 from 1995 to 1996. Of this amount $1,918,000 represents the amount due the Trust on its sale of securities, which amount was received by the Trust on October 1, 1996.

For 1996 the net cash used in investing activities was $1,995,000. As previously discussed, the Trust purchased land and a suburban office building for a total of $3,465,000. The Trust also purchased securities for $2,057,000. Additionally, the Trust expended $972,000 for improvements to existing properties. Cash inflows included proceeds from the sale of three condominiums, two small office buildings and a retail center totaling $1,386,000, $2,929,000 from the sale of securities and $184,000 in real estate mortgage loan repayments. During 1995, as previously discussed, the Trust sold three improved properties and a vacant land parcel. The proceeds from these sales totaled $5,545,000. Additionally, at the completion of the

                                     PART II
                                     -------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations  -  (Continued)
         -------------

Liquidity and Capital Resources  -  (Continued)
-------------------------------

renovation and repair project on the Tulsa, Oklahoma Petroleum Club Building the insurance settlement proceeds exceeded the expenditures for the work by $738,000. The Trust also received $145,000 in real estate loan repayments. The only net cash outflow was the $666,000 (primarily tenant improvements) spent on improvements to existing properties and the $240,000 which the Trust invested in the purchase of 14,000 shares in a real estate company. In 1996 net cash from financing activities totaled $2,286,000 while in 1995 net cash used in financing activities totaled $7,809,000, a variance of $10,095,000. Mortgage notes payable amortization payments were $203,000 in 1996 and $330,000 in 1995. Principal prepayments were $1,463,000 in 1995, as the Trust repaid a $498,000 first mortgage loan and settled a $1,017,000 first mortgage loan for $965,000 (the settlement resulted in a $52,000 extraordinary income item). In 1996 the Trust borrowed an additional $500,000 on one of its existing mortgage loans. In 1995 the Trust paid off its $3,460,000 1986 loan and paid down the 1994 Credit (defined below) $1,089,000. In 1996 the Trust borrowed $3,200,000 which was used in the purchase of property, as previously discussed. In 1996 the Trust repurchased and retired 38,000 of its shares at a cost of $174,000. In 1995 the Trust repurchased and retired 14,000 of its shares for a cost of $48,000 and through a tender offer made to all shareholders of the Trust repurchased and retired 239,553 of its shares for a cost of $1,014,000. In 1995 the Trust redeemed a $500,000 certificate of deposit. In 1996 the Trust made five distributions of $.04 per share to shareholders of the Trust for a total of $1,037,000. In 1995 the Trust made four distributions of $.04 per share for a total of $874,000.

On November 30, 1994 the Trust and National City Bank of Cleveland, Ohio and Manufacturer's and Traders Trust Company of Buffalo, New York executed a revolving line of credit agreement for a maximum of $25,000,000 (limited by the value of the collateral provided) ("1994 Credit"). The 1994 Credit was for an initial term of three years. Each year the lenders review the 1994 Credit with the option of extending the credit for one additional year. During 1996 the lenders extended the 1994 Credit to March 1, 1999. If the lenders do not extend the credit then, absent an event of acceleration, the Trust will have two years in which to repay all borrowings outstanding under the 1994 Credit. The loans will bear interest at the Trust's option at any of the following rates: (i) 1/4 of 1% over the prime lending rate; (ii) 250 basis points over the LIBOR rate; or
(iii) NCB's fixed interest rate available from time to time.

In addition to the required monthly amortization payments under the terms of the first mortgage loans the Trust currently has (see Note E to the financial statements), during the next five fiscal years the Trust's major debt maturities are: in fiscal 1999 the 1994 Credit, which currently has a balance of $9,800,000 outstanding and on August 19, 2000 a $2,612,000 first mortgage loan.

Since Management is currently under the assumption that the Trust will be selling its Properties under the Plan, the 1994 Credit and the first mortgage loans should be repaid through the sales of the Properties. The first mortgage loans will be required to be paid off at the closing of the sale of the Property securing the loan. The 1994 Credit will be paid down at the time any of the Properties securing the 1994 Credit are sold.

Results of Operations
---------------------

FISCAL YEAR COMPARISON:

Income from real estate operations in 1996 increased $424,000 (14%) and $781,000 (29%) as compared to

                                     PART II


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations  -  (Continued)
         -------------

Results of Operations  -  (Continued)
---------------------

1995 and 1994, respectively. The increases related primarily to higher rental income in 1996 compared to both 1995 and 1994 and lower depreciation expense in 1996 compared to both 1995 and 1995. Rental income was $223,000 (2%) higher in 1996 than 1995, and $718,000 (7%) higher in 1996 than 1994. Depreciation expense in 1996 was $16,000 (1%) and $142,000 (7%) lower than in 1995 and 1994, respectively. Real estate operating expenses were $185,000 (4%) lower in 1996 than 1995, but $79,000 (2%) higher in 1996 than 1994. The reasons for these variances in rental income, real estate operating expenses and depreciation expense are described below.

The Trust considers the cyclical nature of real estate markets a normal part of portfolio risk. The performance of the various real estate markets and economies of the Southwest remains mixed. Improvement in the Trust's operations will depend partially upon further economic recovery of the Southwest and, in particular, the local markets and properties where the Trust operates, especially Dallas, Texas.

1996 - 1995

Income from real estate operations increased $424,000 (14%) from 1995 to 1996. Rental income increased $223,000 (2%) from 1995 to 1996. Real estate operating expenses were $185,000 lower in 1996 than 1995. The increase in rental income was primarily due to an increase in occupancy (91% at September 30, 1996 versus 81.5% at September 30, 1995) and an increase in average rental rates ($9.14 per occupied square foot at September 30, 1996 versus $8.61 per occupied square foot at September 30, 1995). The decrease in real estate operating expenses was primarily due to the sales during 1995 of the 124 unit Parkwood Place Apartments located in Greeley, Colorado and the 51,000 square foot Walnut Hill West office building located in Dallas, Texas, as well as the March, 1996 sale of the European Crossroads a office/retail complex located in Dallas, Texas. During 1996 the Trust received $225,000 of dividend income on securities owned. There was no dividend income reported in 1995. At September 30, 1996, in accordance with the Plan the Trust made a provision for valuation reserve of $3,307,000. There was no provision made in 1995.

In 1996 the Trust recorded net gains on the sales of real estate totaling $40,000 as the result of four sales. The sales were as follows: (i) In January and February, 1996 the sale of three condominium units located in Davie, Florida for a combined sale of $138,000, resulting in a total gain of $69,000; (ii) March, 1996 $600,000 sale of the European Crossroads located in Dallas, Texas, which resulted in a loss of $313,000; (iii) April, 1996 $115,000 sale of 7.42 acres of vacant land located in Akron, Ohio, which resulted in a gain of $23,000; and (iv) September, 1996 $615,000 sale of two of the five buildings of the Walnut Stemmons Office Park located in Dallas, Texas, which resulted in a gain of $261,000. In 1995 the Trust reported gains on the sales of real estate totaling $2,499,000 on the sales of four properties. These sales are described in detail under the 1995 - 1994 analysis below.

In 1996 the Trust recorded gains on the sales of securities of $632,000. There were no gains on the sales of securities for 1995. For 1996 there were no extraordinary items. For 1995 the Trust reported $790,000 of extraordinary items which are described under the 1995 - 1994 analysis below.

1995 - 1994

Income from real estate operations increased $357,000 (13%) from 1994 to 1995. Rental income increased

                                     PART II
                                     -------


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations  -  (Continued)
         -------------

Results of Operations  -  (Continued)
---------------------

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

Dividends:
----------

For 1994 the Trust paid distributions to its shareholders of $735,000 or $.15 per share. For the shareholders $.07 per share of these distributions were classified for tax purposes as dividends and $.08 per share were classified as return of capital.

For 1995 the Trust paid distributions to its shareholders of $874,000 or $.16 per share. For the shareholders these distributions were classified for tax purposes as dividends.

For 1996 the Trust paid distributions to its shareholders of $1,037,000 or $.20 per share. For the shareholders the $.04 per share paid in October, 1995 was classified for tax purposes as dividends. The $.04 ($.16 total) per share paid in January, April, July, and September, 1996 will be classified for tax purposes as return of capital.

                                     PART II
                                     -------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations - (Continued)
         -------------

Income Taxes:
-------------

At September 30, 1996 the Trust had net deferred tax assets of approximately $3,048,000. As was the case at both September 30, 1995 and 1994 the Trust has established a valuation allowance equal to its net tax assets as there is doubt as to whether the net deferred tax asset will be realized.

Other:
------

Inflation, which has been at relatively low rates for the past three years, has had an immaterial impact on the Trust's operations during the three-year period ended September 30, 1996.


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

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant.
--------    ---------------------------------------------------

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



Item 11.    Executive Compensation.
--------    -----------------------

All information required by this Item is incorporated by reference to the material under the caption "Executive Compensation" to be contained in the definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.


Item 12.    Security Ownership of Certain Beneficial Owners and Management.
--------    ---------------------------------------------------------------

All information required by this Item is incorporated by reference to the material under the caption "Beneficial Ownership of Principal Holders and Management" of the definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.


Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

Information required by this Item with respect to certain relationships and related transactions is incorporated by reference to the material under the caption "Certain Transactions" to be contained in the definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------    ----------------------------------------------------------------

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

                (3) The exhibits required by Item 601 of Regulation S-K and identified on the Exhibit Index contained in this Report.

            (b) Reports on Form 8-K filed in the fourth quarter of Fiscal Year
                1996:

                Form 8-K dated September 24, 1996

                    Item 5. Other Events - - On September 24, 1996 the Board of Trustees of CleveTrust Realty Investors (the "Trust") determined that it would submit to the shareholders of the Trust a plan for the orderly liquidation of the Trust pursuant to Article XIII of the Trust's Declaration. A copy of a News Release dated September 25, 1996 was filed as
                    Exhibit 99.1.

                    Item 7. Financial Statements and Exhibits - - Press Release
                            dated September 25, 1996.

            (c) The exhibits being filed with this Report are identified on the
                Exhibit Index contained in this Report.

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

                                             CLEVETRUST REALTY INVESTORS
Dated:   December 9, 1996                      By:  /s/  Michael R. Thoms
                                                    ---------------------
                                                    Michael R. Thoms
                                                    Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                        Title                       Date
         ---------                        -----                       ----


*/s/   John C. Kikol           Chairman of the Board of         December 9, 1996
---------------------------    Trustees, President and
John C. Kikol                  Principal Executive Officer

 /s/   Michael R. Thoms        Vice President, Treasurer
---------------------------    Principal Financial Officer      December 9, 1996
Michael R. Thoms               and  Principal Accounting
                               Officer

*/s/   Howard Amster           Trustee                          December 9, 1996
---------------------------
Howard Amster

*/s/   Robert H. Kanner        Trustee                          December 9, 1996
--------------------------
Robert H. Kanner

*/s/   Leighton A. Rosenthal   Trustee                          December 9, 1996
---------------------------
Leighton A. Rosenthal

*/s/   John D. Weil            Trustee                          December 9, 1996
---------------------------
John D. Weil

*/s/  By:  Michael R. Thoms                                     December 9, 1996
---------------------------
Michael R. Thoms
Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                PART IV, ITEM 14(a)(1) and (2) and ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                          YEAR ENDED SEPTEMBER 30, 1996



                           CLEVETRUST REALTY INVESTORS

                                 WESTLAKE, OHIO

Form 10-K -- Part IV, Item 14(a)(1) and (2)

CLEVETRUST REALTY INVESTORS

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



Financial Statements:

The following financial statements of CleveTrust Realty Investors are included in Part II, Item 8:

     Statement of Financial Condition -- September 30, 1996 and 1995

     Statement of Operations -- Years ended September 30, 1996, 1995 and 1994

     Statement of Cash Flows -- Years ended September 30, 1996, 1995 and 1994

     Statement of Changes in Shareholders' Equity -- Years ended September 30, 1996, 1995 and 1994

     Notes to Financial Statements


Financial Statement Schedules:

The following financial statement schedules of CleveTrust Realty Investors are included in Part IV, Item 14(d):

     Schedule III   --  Real Estate and Accumulated Depreciation.

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors



Trustees and Shareholders
CleveTrust Realty Investors
Westlake, Ohio



We have audited the accompanying statement of financial condition of CleveTrust Realty Investors as of September 30, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perfortn the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleveTrust Realty Investors at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             Ernst & Young LLP



November 15, 1996
Cleveland, Ohio

STATEMENT OF FINANCIAL CONDITION

CLEVETRUST REALTY INVESTORS

                                                                                                  September 30,
                                                                                   ---------------------------------------------
                                                                                       1996                           1995
                                                                                   --------------                 --------------
                                                                                                  (in thousands)
ASSETS

Invested assets - - NOTES A, C and D:
  Properties held for sale                                                               $42,203                           $203
  Less:  Valuation reserve                                                                 3,307                              0
                                                                                   --------------                 --------------
                                                                                          38,896                            203
  Investments in real estate
    Improved properties                                                                        0                         63,282
    Less: Accumulated depreciation                                                             0                         22,543
                                                                                   --------------                 --------------
                                                                                               0                         40,739

  Real estate mortgage loans                                                                 119                            303
                                                                                   --------------                 --------------
                                                                                          39,015                         41,245

Cash and cash equivalents - - NOTE A                                                       1,490                            188
Investments in securities - - NOTE A                                                           0                            267
Other assets                                                                               3,347                          1,376
                                                                                   --------------                 --------------
                                                        TOTAL ASSETS                     $43,852                        $43,076
                                                                                   ==============                 ==============

LIABILITIES

Mortgage notes payable - NOTE E                                                           $9,563                         $9,266
Bank notes payable - NOTE F                                                                9,800                          6,600
Accrued interest on notes payable - NOTE F                                                    14                             23
Accrued expenses and other liabilities                                                     1,975                          2,061
                                                                                   --------------                 --------------

                                                   TOTAL LIABILITIES                      21,352                         17,950

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest, par value $1 per Share - - NOTE G:
    Authorized - - Unlimited
    Issued and outstanding shares
    (9/30/96 - 5,179,143;   9/30/95 - 5,217,143)                                           5,179                          5,217
Additional paid-in capital                                                                38,850                         38,986
Accumulated deficit                                                                      (21,529)                       (19,104)
                                                                                   --------------                 --------------
                                                                                          22,500                         25,099
Unrealized gains on securities                                                                 0                             27
                                                                                   --------------                 --------------
                                          TOTAL SHAREHOLDERS' EQUITY                      22,500                         25,126
                                                                                   --------------                 --------------

                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $43,852                        $43,076
                                                                                   ==============                 ==============

See notes to financial statements.

STATEMENT OF OPERATIONS

CLEVETRUST REALTY INVESTORS

                                                 Year ended September 30,
                                          -------------------------------------
                                              1996         1995        1994
                                          ------------  -----------  ----------
                                          (in thousands, except per share data)
INCOME
Real estate operations:
 Rental income                              $10,368       $10,145      $9,650
 Less:
  Real estate operating expenses              5,060         5,245       4,981
  Depreciation expenses                       1,830         1,846       1,972
                                            -------       -------     -------
                                              6,890         7,091       6,953
                                            -------       -------     -------
Income from real estate operations            3,478         3,054       2,697
Interest income                                  40            56          76
Dividend income                                 225             0           0
Other                                            12            26          29
                                            -------       -------     -------
                                              3,755         3,136       2,082

EXPENSES
Interest:
 Mortgage notes payable -- NOTE E               888           988       1,678
 Bank notes payable -- NOTE F                   886           789         442
                                            -------       -------     -------
                                              1,774         1,777       2,120
General and Administrative                      734           763         797
Provision for valuation reserve               3,307             0           0
                                            -------       -------     -------
                                              5,815         2,540       2,917
                                            -------       -------     -------

                  OPERATING INCOME (LOSS)    (2,060)          596        (115)

Net gains on sales of real estate -- NOTE D      40         2,499         445
Gains on sales of securities                    632             0           0
                                            -------       -------     -------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS    (1,388)        3,095         330
Extraordinary items -- NOTES C and E              0           790         253
                                            -------       -------     -------

                        NET INCOME (LOSS)   $(1,388)       $3,885        $583
                                            =======       =======     =======

Per Share of Beneficial Interest -- NOTE A:
 Operating income (loss)                     $(0.40)        $0.11      $(0.02)
 Net gains on sales of real estate             0.01          0.46        0.09
 Gains on sales of securities                  0.12          0.00        0.00
                                            -------       -------     -------

  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS    (0.27)         0.57        0.07

Extraordinary items                            0.00          0.14        0.05
                                            -------       -------     -------

             NET INCOME (LOSS) PER SHARE     $(0.27)        $0.71       $0.12
                                            =======       =======     =======
Weighted average number of Shares of
 Beneficial Interest outstanding              5,186         5,459       4,959
                                            =======       =======     =======


See notes to financial statements.

STATEMENT OF CASH FLOWS

CLEVETRUST REALTY INVESTORS

                                                                            Year ended September 30,
                                                                      -----------------------------------
                                                                         1996         1995        1994
                                                                      ----------   ---------   ----------
                                                                                 (in thousands)

Cash flow from operating activities:
Net income (loss)                                                       $(1,388)     $ 3,885      $   583
Non-cash revenues and expenses included in income:
  Depreciation                                                            1,830        1,846        1,972
  Provision for valuation reserve                                         3,307            0            0
  Decrease in accrued interest on notes payable                              (9)          (4)         (33)
  (Decrease) increase in accrued expenses and
    other liabilities                                                       (86)        (134)         351
  Increase in other assets                                               (1,971)         (80)         (67)
Reconciliation to net cash flow from operating activities:
  Net gains on sales of real estate                                         (40)      (2,499)        (445)
  Gains on sales of securities                                             (632)           0            0
  Extraordinary items                                                         0         (790)        (253)
                                                                        -------      -------      -------
                                CASH FLOW FROM OPERATING ACTIVITIES       1,011        2,224        2,108

Cash flow from investing activities:
Equity investments:
  Improvements to existing properties                                      (972)        (666)        (853)
  Purchase of property                                                   (3,465)           0       (3,918)
  Proceeds from properties sold                                           1,386        5,545          879
  Net insurance proceeds                                                      0          738          253
Real estate mortgage loans:
  Repayments                                                                184          145          204
Investments in securities:
  Securities purchased                                                   (2,057)        (240)           0
  Proceeds from sales of securities                                       2,929            0            0
                                                                        -------      -------      -------
                       NET CASH (USED IN) FROM INVESTING ACTIVITIES      (1,995)       5,522       (3,435)

Cash flow from financing activities:
Mortgage notes payable:
  Principal amortization payments                                          (203)        (330)        (496)
  Principal repayments                                                        0       (1,463)      (7,689)
  Principal borrowings                                                      500            0        2,170
Bank notes payable:
  Principal amortization payments                                             0          (31)        (147)
  Principal repayments                                                        0       (4,549)      (5,162)
  Principal borrowings                                                    3,200            0        7,689
Certificate of Deposit                                                        0          500            0
Distributions to shareholders                                            (1,037)        (874)        (735)
Shares issued pursuant to rights offerings                                    0            0        5,929
Shares repurchased and subsequently retired                                (174)      (1,062)        (296)
                                                                        -------      -------      -------
                       NET CASH FROM (USED IN) FINANCING ACTIVITIES       2,286       (7,809)       1,263
                                                                        -------      -------      -------

Increase (decrease) in cash and cash equivalents                          1,302          (63)         (64)
Balance at  beginning of year                                               188          251          315
                                                                        -------      -------      -------
Balance at end of year                                                  $ 1,490      $   188      $   251
                                                                        =======      =======      =======

See notes to financial statements.
                                       F-5

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

CLEVETRUST REALTY INVESTORS

Years Ended September 30,  1996,  1995,  and  1994

                                      Shares Of     Additional                   Unrealized      Total
                                     Beneficial      Paid-In     Accumulated      Gains On     Shareholders'
                                      Interest       Capital       Deficit       Securities      Equity
                                      ---------     ---------   -------------   ------------- --------------
                                                                  (in thousands)

Balance October 1, 1993                 $3,716       $35,916       $(21,963)         $0         $17,669

Net income for the year ended
    September 30, 1994                                                  583                         583
Cash distributions declared
    and paid -- $.15 per share                                         (735)                       (735)
Shares issued pursuant to
    rights offering -- NOTE G            1,858         4,071                                      5,929
Shares repurchased and
    subsequently retired -- NOTE G        (103)         (193)                                      (296)
                                      ---------     ---------     ----------     -------      ----------

Balance September 30, 1994               5,471        39,794        (22,115)          0          23,150

Net income for the year ended
    September 30, 1995                                                3,885                       3,885
Cash distributions declared
    and paid -- $.16 per share                                         (874)                       (874)
Shares repurchased and
    subsequently retired -- NOTE G        (254)         (808)                                    (1,062)
Change in unrealized gains
    on securities                                                                    27              27
                                      ---------     ---------     ----------     -------      ----------

Balance September 30, 1995               5,217        38,986        (19,104)         27          25,126

Net (loss) for the year ended
    September 30, 1996                                               (1,388)                     (1,388)
Cash distributions declared
    and paid -- $.20 per share                                       (1,037)                     (1,037)
Shares repurchased and
    subsequently retired -- NOTE G         (38)         (136)                                      (174)
Change in unrealized gains
    on securities                                                                   (27)            (27)
                                      ---------     ---------     ----------     -------      ----------

Balance September 30, 1996              $5,179       $38,850       $(21,529)         $0         $22,500
                                      =========     =========     ==========     =======      ==========

NOTES TO FINANCIAL STATEMENTS

CLEVETRUST REALTY INVESTORS

Years Ended September 30, 1996, 1995 and 1994

NOTE A - -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CleveTrust Realty Investors is a business trust organized in the State of Massachusetts, but with its headquarters in Ohio. The Trust's primary business objective is the ownership and operation of improved real estate.

USE OF ESTIMATES: The preparation of financial statements requires Management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could affect the amounts reported and disclosed herein.

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

REAL ESTATE: In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Trust reviews long-lived assets whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If, based on this review, the sum of expected future cash flows from an asset is less than the carrying amount, an impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Additionally, SFAS No. 121 requires that long-lived assets to be disposed of be carried at the lower of amortized cost or fair market value, less cost to sell, whichever is lower.

On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust ("the Plan"). The Plan, as proposed, would involve the sale of the Trust's properties during a period of approximately three years. Based on this announcement the Trust has reclassified all of its properties at September 30, 1996 in accordance with SFAS No. 121 to Properties Held for Sale. A review of the carrying value of all the properties at September 30, 1996 determined that certain properties had a carrying value lower than the estimated fair market value, less cost to sell. Therefore, a valuation reserve was established for those properties. (See NOTE C)

Prior to the adoption by the Trust of SFAS No. 121, the Trust regularly evaluated the recoverability of each investment in the portfolio. When appropriate, an allowance for possible investment losses was provided for properties acquired through foreclosure or deed in lieu of foreclosures. In fiscal 1994 the Trust applied the allowance for possible investment losses to three previously foreclosed properties for which it had been provided. The Trust concluded that it was unlikely that the value of these properties would recover. Therefore, they were written down to their net realizable value through application of the allowance.

Real estate previously acquired by the Trust pursuant to normal real estate purchase transactions was recorded at cost. Real estate acquired by foreclosure or deed in lieu of foreclosure was recorded at estimated fair value at the date of acquisition, but not in excess of the unpaid balance of the related loan plus costs of securing title to and possession of the property.

DEPRECIATION: Depreciation on equity investments is computed by the straight-line method at rates based upon the expected economic lives of the assets which range from 31 to 40 years for buildings, 5 to 40 years for other property and the specific length of the tenant lease for tenant improvements. Additionally, one building and its permanent improvements are depreciated over a life of 55 years. In accordance with the Plan, properties held for sale will not be depreciated in Fiscal year 1997.

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

INVESTMENTS IN SECURITIES: At September 30, 1996 the Trust did not own any equity securities. At September 30, 1995 the Trust classified its investments in equity securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," as available for sale and as a result they were stated at their fair value. The effect of the unrealized gains was included as a component of Shareholders' Equity. Realized gains are calculated on an actual cost basis.

INCOME TAXES: Deferred income taxes are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating and capital loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence including tax planning strategies and other factors. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

NET INCOME PER SHARE: Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each year.

RECLASSIFICATION: Certain items in previously issued financial statements have been reclassified to conform to 1996 presentations.

NOTE B - - INCOME TAXES

The Trust's deferred tax assets and liabilities at September 30, 1996 and 1995 are as follows:

                                                         1996             1995
                                                         ----             ----
                                                               (in thousands)
Deferred tax assets:
  Properties held for sale - valuation reserve           $ 1,124       $    -0-
  Investments in real estate - write-downs                   -0-          1,752
  Net operating and capital loss carryforwards             3,456          2,167
  Other                                                      -0-            489

Deferred tax liabilities:
  Depreciation                                            (1,489)        (1,841)
  Other                                                      (43)           -0-
                                                          ------         ------
                                                           3,048          2,567
Valuation allowance                                       (3,048)        (2,567)
                                                          ------         ------
                 Net deferred tax asset/(liability)      $   -0-       $    -0-
                                                          ======         ======


The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax asset will be realized.

For the fiscal year ended September 30, 1996 the Trust had a net loss for tax purposes and therefore had no income tax expense. Additionally, the Trust had no income tax expense for the fiscal year ended September 30, 1995. A reconciliation between the 1995 results and the amount of income tax expense that would result from applying Federal statutory rates to pretax income is as follows:



                                                       9/30/96        9/30/95
                                                       -------        -------
                                                            (in thousands)
Expected income tax expense at
  Federal statutory tax rate                           $ (472)         $1,321
Increase (decrease) in taxes resulting from:
  Effect of temporary differences                        (853)           (535)
  (Recognized) unrecognized net operating
    loss carryforward                                   1,325            (786)
                                                       ------          ------

                  Income Tax Expense                   $  -0-          $  -0-
                                                       ======          ======

At September 30, 1996 the Trust had, for federal tax purposes, net operating loss and capital loss carryforwards of approximately $10.2 million. The use of the net operating loss carryforwards is limited by Section 382 of the Internal Revenue Code with effect for losses associated with years prior to December 28, 1992. Net capital loss carryforwards can only be utilized to the extent that net capital gains are incurred during the next five year period. The Trust can use approximately $ 298,000 per year of net operating loss carryforwards, plus gains of the sales of properties ("built in gains"), plus any prior years' unused portion (limited by carryforward periods) for losses generated prior to December 28, 1992. The Trust can also use carryforwards generated post December 28, 1992. These carryforwards of approximately $9.5 million expire through 2011. The remaining carryforwards of $700,000 may be recognized for a period through fiscal 1998 against gains on sales of properties, if any , to the extent that fair market values of these properties exceeded their tax bases as of December 28, 1992.

NOTE C - - PROPERTIES

The following is a summary of the Trust's properties held for sale and related indebtedness at September 30, 1996:

                                                                                                       Income from
                                         Total               Accumulated       Valuation    Carrying    Real Estate     Amount of
Classification                            Cost               Depreciation       Reserve       Value     Operations      Indebtness
------------------------------      -----------------      --------------     ----------   ---------- ---------------   ----------
                                                                             (in thousands)
Office Buildings:
Englewood, Colorado                           $6,103              $3,108           $0          $2,995       $375              $0
Denver, Colorado                               4,623               2,966            0           1,657        351               0
Littleton, Colorado                            3,166               1,398            0           1,768        210           1,209
Tulsa, Oklahoma                                6,959               4,408          551           2,000         10               0
Dallas, Texas                                  2,452               1,792            0             660         66               0
Dallas, Texas                                 11,048               3,502        2,546           5,000         (3)              0
Dallas, Texas                                  4,312                 272            0           4,040        302           2,612
Arlington, Texas                               2,208                  24            0           2,184         78               0
                                    -----------------      --------------    ---------      ----------     ------      ----------
                                              40,871              17,470        3,097          20,304      1,389           3,821

Commercial Properties:

Hilton Head, S. C.                             1,911               1,104            0             807        277               0
Austin, Texas                                  8,225               2,174            0           6,051        559           5,742
Davenport, Iowa                                5,579               1,078            0           4,501        472               0
Dubuque, Iowa                                  5,367               1,174            0           4,193        447               0
Ardmore, Oklahoma                              4,081                 948          133           3,000        291               0
                                    -----------------      --------------    ---------      ----------     ------      ----------
                                              25,163               6,478          133          18,552      2,046           5,742

Land                                             117                   0           77              40         (1)              0
                                    -----------------      --------------    ---------      ----------     ------      ----------

Total of all properties                      $66,151             $23,948       $3,307         $38,896      3,434          $9,563
                                    =================      ==============    =========      ==========     ======      ==========


Following is a summary of activity with regards to the properties for the three years ended September 30, 1996:

                                                                 1996                1995                1994
                                                           -----------------     --------------      --------------
                                                                                 (in thousands)

Balance, beginning of year                                          $40,942            $45,380             $49,394
Improvements to existing properties                                     972                666                 853
Purchase of properties                                                3,465                  0               3,918
Sales of properties - NOTE D                                         (1,346)            (3,258)               (724)
Valuation reserve                                                    (3,307)                 0                   0
Application of allowance for investment losses                            0                  0              (6,089)
Depreciation                                                         (1,830)            (1,846)             (1,972)
                                                           -----------------     --------------      --------------

Balance, end of year                                                $38,896            $40,942             $45,380
                                                           =================     ==============      ==============

On February 20, 1996 the Trust completed the purchase of the land on which its Englewood Bank Building is located. This land, which was previously leased by the Trust, was purchased for a price of $1,263,000.

On March 28, 1996 the Trust purchased a 52,554 square foot suburban office building located in Arlington, Texas for a purchase price of $2,202,000.

On August 26, 1994 the Trust purchased a 104,000 square foot office building located in Dallas, Texas for $3,918,000. Of this amount $2,170,000 was provided by a first mortgage loan on the property, which the Trust obtained at the time of the purchase.

On January 18, 1994 the Trust's Petroleum Club Building located in Tulsa, Oklahoma sustained a major fire. In July, 1994 the Trust and its insurance company agreed on a settlement of $6,025,000. The Trust has completed all necessary repairs and building improvements for an amount less than the settlement. The Trust has recorded $738,000 as an extraordinary income item in fiscal 1995. The cost of building improvements made as part of the building restoration was $253,000 was capitalized and recorded as an extraordinary income item in fiscal 1994.

NOTE  D - - REAL ESTATE SALES

The fiscal 1996 net gains on sales of real estate totaling $40,000 include the following: (i) $69,000 which represents the gain the Trust realized on its January and February, 1996 sales of three condominium units located in Davie, Florida for a combined sales price of $138,000; (ii) a loss of $313,000 the Trust realized on its March, 1996 $600,000 sale of the European Crossroads office/retail complex on 11.5 acres of land located in Dallas, Texas; (iii) $23,000 represents the gain the Trust realized on its April, 1996 $115,000 sale of 7.42 acres of vacant land located in Akron, Ohio; and (iv) $261,000 represents the gain the Trust realized on its September, 1996 $615,000 sale of two of the five buildings comprising the Walnut Stemmons Office Park located in Dallas, Texas.

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

NOTE E - - MORTGAGE NOTES PAYABLE

At September 30, 1996 the mortgage notes payable of the Trust are non-recourse mortgages except the first $750,000 of the $2,612,000 loan maturing August 19, 2000 which is recourse to the Trust. The following data pertains to the mortgage notes payable as of September 30, 1996.


                                Book Value
                                  Of The
                                Investment
           Mortgage              Securing                               Base Interest
        Notes Payable            The Debt           Maturity                Rate
        -------------            --------           --------                ----
                                      (in thousands)
           $  5,742            $  6,051           May  7, 2002              8.300%
              2,612               4,040          Aug. 19, 2000              8.300
              1,209               1,768          July  1, 2003              8.125
           --------             -------

           $  9,563            $ 11,859
           ========            ========

On October 7, 1996 the Trust completed the sale of the Littleton Bank building located in Littleton, Colorado (see NOTE J). This property secured the above listed $1,209,000 loan which was to mature July 1, 2003. This loan was repaid on October 7, 1996 in connection with the sale of the property.

Required payments on the Trust's two remaining mortgage notes payable for the succeeding five years are as follows:

            Year Ending
           September 30,       Principal          Interest            Total
                                        (in  thousands)
               1997            $    221           $    682          $    903
               1998                 240                663               903
               1999                 260                643               903
               2000               2,712                587             3,299
               2001                 252                396               648

Effective December 28, 1995 the Trust and its Lender modified the first mortgage loan on the 14800 Quorum Office Building located in Dallas, Texas as follows:
The Trust borrowed an additional $500,000, which increased the outstanding borrowings to $2,640,000 at the time of the transaction. Additionally, the interest rate, which was 1.75% over the prime lending rate (9.5% at the time of the modification) adjusted every two years, was changed to a fixed rate of 8.3%, effective January 1, 1996, until the maturity date of August 19, 2000.

Effective September 1, 1996 the Trust and its Lender modified the first mortgage loan on the Cannon West Shopping Center located in Austin, Texas as follows: The interest rate was reduced from 9.5% to 8.3% and the maturity date was extended five years from May 7, 1997 to May 7, 2002.

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

NOTE  F - - BANK NOTES PAYABLE

At September 30, 1996 the bank notes payable included $9,800,000 of borrowings under the 1994 Credit Agreement. At September 30, 1995 the bank notes payable included $6,600,000 of borrowings under the 1994 Credit Agreement.

Effective November 30, 1994 the Trust converted a September 30, 1994 $7,689,000 demand note to a revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland, Ohio ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"). The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available at the Trust's discretion upon payment of an activation fee of 3/4 of 1% on the $10,000,000. The initial term of the 1994 Credit was three years. Each year the lenders will review the 1994 Credit with the right to extend it for one additional year. The lenders have extended the 1994 Credit to March 1, 1999. Interest only payments, which is at the option of the Trust, will be at either
(i) 1/4 of 1% over the prime rate; (ii) 250 basis points over the LIBOR rate; or
(iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. The 1994 Credit is secured by certain of the Trust's real estate investments and contains certain covenants including a covenant for a minimum shareholders' equity. At September 30, 1996 the amount of shareholders' equity free from such restriction was approximately $2,500,000.

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

NOTE  G - - SHARES OF BENEFICIAL INTEREST

On December 7, 1995 the Trust repurchased 38,000 of its Shares of Beneficial Interest for $174,000 in an open market purchase. These shares were retired by the Trust.

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

In connection with the Trustees' Plan of Liquidation, the four primary officers of the Trust have executed new employment contracts effective September 1, 1996. As part of these contracts the officers waive all rights with respect to unexercised options. In return, additional compensation will be paid to the officers, based on a calculation of a minimum threshold of the distributions to the Shareholders during the liquidation period. Such amounts will be expensed as incurred.

NOTE  H - - PENSION PLAN

The Trust has a defined contribution pension plan covering all full-time employees of the Trust. Contributions are determined as a set percentage of each covered employee's annual cash compensation. Contributions by the Trust are accrued during the year and paid prior to the filing of the Trust's federal income tax return for said year. For fiscal 1996 the Trust accrued $30,000 for contributions to the pension plan (for fiscal 1995 - $24,000 and fiscal 1994 - $31,000).


NOTE  I - - OPERATING LEASES

Minimum future rentals due the Trust on noncancelable leases for the succeeding five fiscal years and thereafter are as follows: 1997, $7,841,000; 1998, $6,526,000; 1999, $5,324,000; 2000, $3,3716,000; 2001, $2,777,000; and
$9,214,000 thereafter. Certain leases provide for contingent rentals. The Trust received $123,000 of contingent rentals for 1996 ($123,000 for 1995 and $131,000 for 1994). The Trust's carrying amount at September 30, 1996 of these real estate investments consists of land of $7,547,000 and improvements of $58,487,000, less accumulated depreciation of $23,948,000 and valuation reserve of $3,307,000.

NOTE  J - - SUBSEQUENT EVENTS

On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. This sale resulted in a gain of approximately $563,000 which will be reported in the first quarter of Fiscal Year 1997.

NOTE  K - - QUARTERLY FINANCIAL DATA  (UNAUDITED)

Summarized quarterly financial data for the years ended September 30, 1996 and 1995 is as follows:


Quarter Ended                             Dec. 31    Mar. 31     June 30      Sept. 30
-------------                             -------    -------     -------      --------
                                               (in thousands, except per share data)
1996
----
Operating revenues                        $ 2,638     $ 2,657     $ 2,693     $ 2,657
Operating income (loss)                       331         316         258      (2,965)
Net Income (loss)                             331          72         281      (2,072)
Operating income (loss) per share (1)         .06         .06         .05        (.57)
Net Income (Loss)  per share (1)              .06         .01         .06        (.40)


1995
----

Operating revenues                        $ 2,666     $ 2,614     $ 2,486     $ 2,461
Operating income before
     extraordinary item                        67          94         255         180
Extraordinary item                              0           0          52         738
Net income                                     67       2,502         398         918
Operating income per share before
     extraordinary item (1)                   .01         .02         .05         .03
Extraordinary item per share (1)              .00         .00         .02         .12
Net income (loss) per share (1)               .01         .46         .08         .16




(1) Per Share calculations for each of the quarters is based on a weighted average number of shares outstanding for each period and, therefore, the sum of the quarters may not necessarily equal full-year amounts.



     SCHEULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
     CLEVETRUST REALTY INVESTORS
     As of September 30, 1996
     (In Thousands)

                                                                                           Amount   at which   carried at
                                                Initial Coto Trust                                  September 30, 1996
                                                -----------------------    Cost of         -----------------------------------
         Description            Encumbrances      Land    Improvements   Improvements     Land    Improvements Total (1), (4)
     ---------------------    -------------------------------------------------------------------------------------------------
     Office Buildings:
     Englewood Bank Bldg.
     Englewood, CO                       $0        $1,263       $4,328         $512        $1,263       $4,840      $6,103
     Executive Club Bldg
     Denver, CO                           0           165        2,834        1,624           165        4,458       4,623
     Littleton Bank Bldg
     Littleton, CO                    1,209             0        2,738          428             0        3,166       3,166 (6)
     Petroleum Club Bldg
     Tulsa,OK                             0           648        3,306        3,005           648        6,311       6,959 (3)
     Walnut Stemmons Office Park
     Dallas, TX                           0           228        1,489          735           228        2,224       2,452
     Office Alpha
     Dallas, TX                           0         1,500        8,439        1,109         1,500        9,548      11,048 (3)
     14800 Quorum Bldg
     Dallas, TX                       2,612           335        3,583          394           335        3,977       4,312
     Brookside Office Bldg
     Arlington, TX                        0           300        1,902            6           300        1,908       2,208

     Commercial Properties:
     Triangle Square
     Hilton Head, SC                      0           135        1,157          619           135        1,776       1,911
     Cannon West
     Austin, TX                       5,742           874        6,758          593           874        7,351       8,225
     Spring Village
     Davenport, IA                        0         1,013        4,373          193         1,013        4,566       5,579
     Warren Plaza
     Dubuque, IA                          0           401        4,800          166           401        4,966       5,367
     Tiffany Plaza
     Ardmore, OK                          0           684        2,847          550           684        3,397       4,081 (3)

     Vacant Land
     Akron, OH                            0           117            0            0           117            0         117 (3)
                              --------------    ------------------------------------    -----------------------------------

                   Totals            $9,563        $7,663      $48,554       $9,934        $7,663      $58,488     $66,151
                              ==============    ====================================    ===================================


                                  Accumulated      Construction  Date    Depreciation
         Description             Depreciation (2)   Completed  Acquired   Lives (5)
     ---------------------    --------------------------------------------------------
     Office Buildings:                                                   (Various from)
     Englewood Bank Bldg.
     Englewood, CO                      $3,108        1970       1971    5 to 40 years
     Executive Club Bldg
     Denver, CO                          2,966        1971       1972    5 to 40 years
     Littleton Bank Bldg
     Littleton, CO                       1,398        1972       1973    5 to 55 years
     Petroleum Club Bldg
     Tulsa,OK                            4,408        1963       1972    5 to 40 years
     Walnut Stemmons Office Park
     Dallas, TX                          1,792        1971       1975    5 to 35 years
     Office Alpha
     Dallas, TX                          3,502        1981       1983    5 to 40 years
     14800 Quorum Bldg
     Dallas, TX                            272        1980       1994    5 to 40 years
     Brookside Office Bldg
     Arlington, TX                          24        1986       1996    5 to 40 years

     Commercial Properties:
     Triangle Square
     Hilton Head, SC                     1,104        1975       1976    5 to 35 years
     Cannon West
     Austin, TX                          2,174        1981       1987    5 to 40 years
     Spring Village
     Davenport, IA                       1,078        1980       1987    5 to 40 years
     Warren Plaza
     Dubuque, IA                         1,174        1980       1987    5 to 40 years
     Tiffany Plaza
     Ardmore, OK                           948        1975       1989    10 to 31 years

     Vacant Land
     Akron, OH                               0         N/A       1975        N/A
                              -----------------

                   Totals              $23,948
                              =================




CLEVETRUST REALTY INVESTORS

                                                                                 Year Ended September 30,
                                                                    --------------------------------------------------
                                                                         1996              1995              1994
                                                                    ---------------     ------------     -------------

(1)  Reconciliation of real estate:
    Balance of real estate at October 1, 1995,
       1994 and 1993, respectively                                         $63,485          $71,028           $73,296
    Additions during period:
      Cost of Improvements                                                     972              666               853
      Purchase of Property                                                   3,465                0             3,918
                                                                    ---------------     ------------     -------------
    Total Additions                                                          4,437              666             4,771
                                                                    ---------------     ------------     -------------
                                                                            67,922           71,694            78,067

    Application of allowance for investment losses                               0                0             6,089
    Less carrying amount of real estate sold
      or disposed                                                            1,771            8,209               950
                                                                    ---------------     ------------     -------------

    Balance of real estate at September 30,
      1996, 1995 and 1994, respectively                                    $66,151          $63,485           $71,028
                                                                    ===============     ============     =============

(2)  Reconciliation of accumulated depreciation:
    Balance of accumulated depreciation at
      October 1, 1995, 1994 and 1993, respectively                         $22,543          $25,648           $23,902
    Additions charged to expenses                                            1,830            1,846             1,972
                                                                    ---------------     ------------     -------------
                                                                            24,373           27,494            25,874
    Accumulated depreciation on real estate
      sold or disposed                                                         425            4,951               226
                                                                    ---------------     ------------     -------------

    Balance of accumulated depreciation at
      September 30, 1996, 1995 and 1994, respectively                      $23,948          $22,543           $25,648
                                                                    ===============     ============     =============

(3) On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). Since the Trust had previously adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Aseets to be Disposed of" ("SFAS No. 121") the Trust, effective September 30, 1996, classified all real estate owned as Property held for sale. In accordance with this classification the Trust reviewed the fair value of all of its property. The Trust has established a valuation reserve against four of its properties as follows:

    Petroleum Club Bldg - Tulsa OK                                        $551,000
    Office Alpha - Dallas, TX                                            2,546,000
    Tiffany Plaza - Ardmore, OK                                            133,000
    Vacant Land - Akron, OH                                                 77,000
                                                                    ---------------
                                      Total Valuation reserve           $3,307,000
                                                                    ===============

(4) The Trust's aggregate cost for federal income tax purposes at September 30, 1996 was $66,263,000. The Trust's federal income tax return for the year ended September 30, 1996 has not yet been filed.

(5) Depreciation lives exclude tenant improvements which are depreciated over the specific lease term involved.

(6) At September 30, 1996 the Trust owned the building improvements subject to a long term ground lease. On October 7, 1996 the Trust sold the improvements to gound lease holder. The Trust will recognize a gain of approximately $563,000 in the first quarter of the fiscal year ending September 30, 1997.

                           CLEVETRUST REALTY INVESTORS


          ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED SEPTEMBER 30, 1996


                                  EXHIBIT INDEX


        "Assigned"                                                                      Location of
      Exhibit No. *                            Description                                Exhibit
      -------------                            -----------                                -------
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

         (3) (B)            By-Laws                                                   Incorporated by
                                                                                   reference to Exhibit
                                                                                     (3) to Report on
                                                                                     Form 10-K for the
                                                                                     fiscal year ended
                                                                                    September 30, 1986.
                                                                                     (File No. 0-5641)


         (4) (1)            Credit Agreement By and Amoung CleveTrust Realty     Incorporated by reference
                            Investors, Borrower, National City Bank, as Agent,     to Exhibit (4) to Form
                            and The Banks Identified Herein dated as of           10-K for the fiscal year
                            November 30, 1994.                                   ended September 30, 1994.

         (4) (2)            Amendment to Credit Agreement dated as of April      Incorporated by reference
                            28, 1995 to the Credit Agreement By and Amoung         to Exhibit (4) to Form
                            CleveTrust Realty Investors, Borrower, National       10-K for the fiscal year
                            City Bank, as Agent, and The Banks Identified        ended September 30, 1995.
                            Herein dated as of November 30, 1994.

         (4) (3)            Deed of Trust and Security Agreement made as of           Incorporated by
                            May 28, 1987 between CleveTrust Realty Investors      reference to Exhibit (4)
                            and The Northwestern Mutual Life Insurance Company.    to Report on Form 10-K
                                                                                 for the fiscal year ended
                                                                                    September 30, 1987.
                                                                                     (File No. 0-5641)

         (4) (4)            Promissory Note dated May 28, 1987 in the amount          Incorporated by
                            of $6,500,000 with respect to the Deed of Trust       reference to Exhibit (4)
                            and Security Agreement made as of May 28, 1987         to Report on Form 10-K
                            between CleveTrust Realty Investors and the          for the fiscal year ended
                            Northwestern Mutual Life Insurance Company              September 30, 1987.
                                                                                     (File No. 0-5641)
                            Certain of the Registrant's assets are subject to
                            long-term mortgage obligations each of which
                            individually relates to indebtedness totaling less
                            than 10% of the total assets of the Registrant. The
                            Registrant hereby agrees to furnish a copy of such
                            agreements to the Commission upon its request.

                           CLEVETRUST REALTY INVESTORS

          ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED SEPTEMBER 30, 1996

                                  EXHIBIT INDEX

                                 --(CONTINUED)--

        "Assigned"                                                                      Location of
      Exhibit No. *                             Description                               Exhibit
      -------------                             -----------                               -------
Exhibits (10) (1) through (10) (5) represent Management contracts or compensation plans or arrangements.

         (10) (1)           Amended and Restated Employment Agreement                  Filed herewith
                            effective as of September 1, 1996 between                  electronically
                            CleveTrust Realty Investors and John C. Kikol.

         (10) (2)           Amended and Restated Employment Agreement                  Filed herewith
                            effective as of September 1, 1996 between                  electronically
                            CleveTrust Realty Investors and Michael R. Thoms.

         (10) (3)           Amended and Restated Employment Agreement                  Filed herewith
                            effective as of September 1, 1996 between                  electronically
                            CleveTrust Realty Investors and Raymond C. Novinc.

         (10) (4)           Amended and Restated Employment  Agreement                 Filed herewith
                            effective as of September 1, 1996 between                  electronically
                            CleveTrust Realty Investors and Brian D.
                            Griesinger.

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

           (11)             Computation of net income (loss) per share of              Filed herewith
                            beneficial interest.                                       electronically

           (23)             Consent of Independent Auditors.                           Filed herewith
                                                                                       electronically

           (24)             Power of Attorney.                                         Filed herewith
                                                                                       electronically

           (27)             Financial Data Schedule.                                   Filed herewith
                                                                                       electronically

* Exhibits 2, 9, 12, 13, 16, 18, 19, 21, 22, and 28 are either inapplicable to the Trust or require no answer.