Form 10-K/A
period 1996-09-30
CLEVETRUST REALTY INVESTORS
filed 1997-01-30
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

                          Commission File Number 0-5641
                                                 ------

                           CleveTrust Realty Investors
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


     Massachusetts                                          34-1085584
     -------------                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


2001 Crocker Road,  Suite 400, Westlake, Ohio                     44145
---------------------------------------------                     ------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No    .
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CleveTrust Realty Investors Proxy Statement for the 1996 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this report. With the exception of those portions which are expressly incorporated by reference into this annual report on Form 10-K, the documents incorporated by reference are not deemed filed as part of this report.

                           CLEVETRUST REALTY INVESTORS
                          Year Ended September 30, 1996

                                  FORM 10-K/A

                                EXPLANATORY NOTE


This Form 10-K/A is filed to amend the following portions of the CleveTrust Realty Investors Form 10-K for the year ended September 30, 1996:

1.   PART I - Item 1 - Business - Portfolio - paragraph one on page 1.

2. PART II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - paragraph one on page 25.

3. PART III Items 10 (Directors and Executive Officers of the Registrant), 11 (Executive Compensation), and 12 (Security Ownership of Certain Beneficial Owners and Management) - pages 32 - 38 - Full text inserted instead of incorporated by reference to the definitive Proxy Statement.

4. PART III - Item 13 - Certain Relationships and Related Transactions - page 32 changed to read None.

5.   PART IV - Item 14(a)(1) and (2) - Notes To Financial Statements - NOTE A
     - Summary of Significant Accounting Policies - Real Estate - paragraph one changed on page F-7.

                                     PART I
                                     ------


Item  1.   Business.
-------    ---------

General:
-------
CleveTrust Realty Investors (the "Trust") is a business trust organized in Massachusetts which commenced operations in 1971. The Trust's assets are composed principally of investments in real estate. The Trust directly manages all of its improved properties. At September 30, 1996 the Trust had 19 full-time employees.

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

Portfolio:
---------


At September 30, 1996, the Trust's investment portfolio consisted primarily of ownership interests in eight multi-tenanted office buildings, four multi-tenanted shopping centers, and one retail center (collectively, the "Properties"). Based on the above referenced announcement of the Plan, the Trust has classified all of its Properties as "Properties held for sale" at September 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Trust made a review of the carrying value of all the Properties at September 30, 1996 and determined that four of the Trust's Properties had a carrying value higher than the estimated fair value, less cost to sell. Therefore a valuation reserve of $3,307,000 was established. In determining the estimated fair value, less cost to sell, the Trust applied an estimated capitalization rate to the individual properties' cash flow. The Trust did not deem it necessary to obtain appraisals of any of its properties. See
Item 2 of Part I for allocation of the valuation reserve. The significant investment portfolio activity of the last three fiscal years is discussed under
Item 7 of Part II below. Information pertaining to the operating revenues, operating income or loss and total assets of the Trust for each of the last three fiscal years is provided under Item 6 of Part II below.


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

                                     PART I
                                     ------

Item: 1.       Business  (continued):
-------        ---------------------

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

                                     PART I
                                     ------

Item  1.      Business  (continued):
-------       ---------------------

have an annually renewed three year loan or two years in which to replace the loan. At the Trust's option interest on any loan will be at any of the following rates (i) the prime lending rate plus 1/4 of 1%; (ii) 250 basis points over the LIBOR rate; or (iii) NCB's fixed rate of interest in effect from time to time.

Real Estate Market Conditions:
-----------------------------

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

Taxes:
-----

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

                                     PART I
                                     ------


Item 1.     Business (continued):
------      --------------------

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

Competition and Limited Resources:
---------------------------------

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

                                     PART I
                                     ------


Item 2.    Properties.
------     ----------

General:
-------

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

                                     PART I
                                     ------

Item 2.  Properties (Continued):
------------------------------

Properties Held for Sale:
------------------------

The following table analyzes the properties held for sale at September 30, 1996 by type of property.

                                                       Percentage
                                             Year        Leased       Square       Total      Accumulated    Valuation    Mortgage
             Description                   Acquired      (A) (B)     Footage       Cost      Depreciation     Reserve       Debt
--------------------------------------    -----------------------------------------------------------------------------------------
OFFICE BUILDINGS:                                                               (---------------in thousands----------------------)
 Colorado:
  Englewood Bank Bldg. - Englewood  (C)(E) 1971          97%          129,000      $6,103          $3,108           $0          $0
  Executive Club Bldg. - Denver     (F)    1972          73            96,000       4,623           2,966            0           0
  Littleton Bank Bldg. - Littleton  (D)    1973          99            58,000       3,166           1,398            0       1,209
 Oklahoma:
  Petroleum Club Bldg. - Tulsa      (G)    1972          82           115,000       6,959           4,408          551           0
 Texas:
  Walnut Stemmons O. P. - Dallas    (H)    1975          71            60,000       2,452           1,792            0           0
  Office Alpha - Dallas             (I)    1983          90           103,000      11,048           3,502        2,546           0
  14800 Quorum Bldg. - Dallas       (J)    1994          92           104,000       4,312             272            0       2,612
  Brookside Office Bldg. - Arlington(K)    1996          100           44,000       2,208              24            0           0
                                                      -----------------------------------------------------------------------------
            TOTAL OFFICE BUILDINGS:                      88           709,000      40,871          17,470        3,097       3,821

COMMERCIAL PROPERTIES:
 South Carolina:
  Triangle Square - Hilton Head     (L)    1976          87            93,000       1,911           1,104            0           0
 Texas:
  Cannon West - Austin              (M)    1987          95           123,000       8,225           2,174            0       5,742
 Iowa:
  Spring Village - Davenport        (N)    1987          99           103,000       5,579           1,078            0           0
  Warren Plaza - Dubuque            (O)    1987          98            90,000       5,367           1,174            0           0
 Oklahoma:
  Tiffany Plaza - Ardmore           (P)    1989          98           147,000       4,081             948          133           0
                                                      ----------------------------------------------------------------------------
TOTAL COMMERCIAL PROPERTIES:                             96           556,000      25,163           6,478          133       5,742

LAND:
  Ohio:
    Vacant land - Akron                    1975          N/A         N/A              117       N/A                 77           0
                                                                                    -----------------------------------------------

TOTAL PROPERTIES HELD FOR SALE                                                        $66,151         $23,948       $3,307   $9,563
                                                                                    ===============================================

                                     PART I
                                     ------

Item 2.   Properties (Continued):
------    ----------------------

Investments in Real Estate:  (Continued):
----------------------------------------

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

(B) The following lists individually those tenants who occupy 10,000 square feet or more, and whose original lease terms expire five years or more from September 30, 1996. Seventeen (17) other tenants occupy less than 10,000 square feet and have leases which expire in five years or more from September 30, 1996. These are grouped together and shown as "Others" on the table below:

                                       Expiration    Square       Annual
  Property          Tenant                Date       Footage     Base Rent
 ---------        ----------------      ----------    -------     -----------
Englewood Bank   Bank One, Denver      9/30/2005     108,000     $974,000
Petroleum Club   Petroleum Club        4/30/2003      25,000      157,000
Cannon West      Premiere Lady's Fit   8/31/2001      15,000       68,000
Cannon West      H. E. Butt            10/05/2001     50,000      250,000*
Spring Village   Eagle Foods           6/30/2005      46,000      204,000*
Spring Village   Bombay Rest           1/31/2011      10,000       98,000*
Spring Village   Walgreens             11/30/2010     11,000       67,000*
Spring Village   I. H. Miss            11/30/2011     10,000       34,000
Warren Plaza     HY-VEE                9/08/2013      52,000      256,000*
Tiffany Plaza    Orscheln Farm         8/31/2001      30,000      102,000
Tiffany Plaza    Fleming Companies     3/20/2001      42,000       87,000*
Tiffany Plaza    C. R. Anthony         3/07/2001      24,000       69,000*
14800 Quorum     Preston               3/21/2002      13,000      131,000
Brookside        Schrickel, Rollins    8/31/2003      15,000      169,000
Various          Others                Various        45,000      460,000*
                                                     -------   ----------
                                                     496,000   $3,126,000
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

(C)  The following is the only tenant who occupies 50% or more of a Property:
     Englewood Bank Building -- Bank One, Denver -- 108,000 sq. ft. (84%).

                                     PART I
                                     ------

Item 2.   Properties (Continued):
------    ----------------------

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

     Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

               Number    Total                         Percent of Gross
             of Leases   Sq. Ft.    Annual Base        Annual Base Rents
   Year      Expiring   Expiring   Rents Expiring         at 9/30/96
   ----      ---------  --------   --------------      -----------------
   1997          5       7,738        $ 79,356                7%
   1998          2       1,826          19,824                2
   1999          3       8,051          77,892                7
   2000 -2004  NONE
   2005          1     107,663         973,690               84
   2006        NONE


                                     PART I

-------   ----------------------

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

     Based upon leases in place as of September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:



           Number       Total                        Percent of Gross
          of Leases    Sq. Ft.      Annual Base         Annual Base
Year      Expiring     Expiring    Rents Expiring    Rents at 9/30/95
----      ---------    --------    --------------    -----------------
1997         32       33,353       $392,920                42%
1998         20       21,688        253,392                27
1999         14       20,722        247,224                26
2000          1        1,282         15,120                 2
2001        NONE
2002          1        2,169         27,108                 3
2003-2006   NONE


                                     PART I
                                     ------



Item  2.   Properties (Continued):
-------    ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

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

     There are no tenants in this property occupying 10% or more of the space.

                                     PART I
                                     ------

Item  2.   Properties (Continued):
-------    ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

     Based upon leases in place as of September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

            Number         Total                           Percent of Gross
          of Leases       Sq. Ft.          Annual Base       Annual Base
Year      Expiring        Expiring         Rents Expiring  Rents at 9/30/95
----      --------        --------         --------------  -----------------
1997         17            36,054            $366,996             40%
1998          3             6,346             132,444(i)          14
1999          7            24,255             223,872             24
2000        NONE
2001          1             5,741              47,364              5
2002        NONE
2003          1            24,579             155,040             17
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

                                     PART I
                                     ------
Item 2.    Properties (Continued):
------     ----------------------

Investments in Real Estate:  (Continued)
---------------------------------------

     There are no tenants in this property occupying 10% of more of the space.

     Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

            Number        Total                       Percent of Gross
          of Leases      Sq. Ft.       Annual Base      Annual Base
  Year    Expiring      Expiring     Rents Expiring   Rents at 9/30/96
  ----    --------      --------     --------------   ----------------
 1997       10          15,443         $74,772              33%
 1998        5           7,105          41,772              18
 1999        5          11,426          66,576              29
 2000        2           8,531          32,004              14
 2001        1           1,875          11,244               6
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

                                     PART I
                                     ------

Item 2.    Properties (Continued):
------     ----------------------
Investments in Real Estate:  (Continued)
----------------------------------------

     Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                   Number        Total                       Percent of Gross
                 of Leases      Sq. Ft.       Annual Base      Annual Base
  Year           Expiring      Expiring    Rents Expiring   Rents at 9/30/96
  ----           ---------     --------    --------------   ----------------
  1997               14         18,578        $197,532             20%
  1998               12         23,823         248,424             25
  1999               14         35,037         353,796             35
  2000                5         14,241         156,852             16
  2001                2          4,517          46,830              4
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

                                     PART I

------     ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

     At September 30, 1996 Preston Equities, Inc., who runs executive suites for general office use, was the only tenant occupying 10% or more of the space in 14800 Quorum. This tenant's annual rent is $131,108. Its lease expires March 31, 2002.

     Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                  Number         Total                         Percent of Gross
                  of Leases      Sq. Ft.       Annual Base       Annual Base
       Year       Expiring      Expiring      Rents Expiring   Rents at 9/30/96
       ----       --------      --------      --------------   ----------------
       1997          9          20,538          $223,627             20%
       1998          2           3,135            37,308              3
       1999          9          29,517           358,764             32
       2000          5          15,762           185,558             17
       2001          5          12,973           158,628             14
       2002          2          14,651           159,332             14
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

                                     PART I
                                     ------

Item 2.    Properties (Continued):
------     -----------------------
Investments in Real Estate:  (Continued)
----------------------------------------

     At September 30, 1996 two tenants occupied more than 10% of the Property. The first was Schrickel, Rollins and Associates, Inc. an architectural firm. This tenant's annual rent is $168,660 and their lease expires August 31, 2003. the second tenant was Vestal-Loftis-Kalista, Architects, Inc., an architectural firm. This tenant's annual rent is $64,000 and their lease expires January 31, 2000.

     Based upon leases in place at September 30, 1996 lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                 Number         Total                         Percent of Gross
               of Leases       Sq. Ft.         Annual Base      Annual Base
   Year         Expiring       Expiring      Rents Expiring   Rents at 9/30/96
   ----        ---------       --------      --------------   -----------------
   1997           4             6,836          $ 77,210               15%
   1998           2             8,507            97,040               19
   1999           3             7,862            96,975               19
   2000           1             5,774            64,000               13
   2001         NONE
   2002         NONE
   2003           1            14,607           168,660               34
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

(L) TRIANGLE SQUARE SHOPPING CENTER. The Triangle Square Shopping Center is composed of three one-story retail shopping center buildings and nine all concrete block mini-warehouse buildings (including one two-story building) located in Hilton Head, South Carolina. The main tenants of the three retail buildings are service oriented businesses. The Property is suitable and adequate for its use as a retail center and mini-warehouse facility.

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

                                     PART I
                                     ------

Item 2.    Properties (Continued):
-------    ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

     rents). Based upon leases in place as of September 30, 1996 in the three retail buildings, lease expirations for the next ten fiscal years ended September 30, 2006 are as follows:

                                     Number     Total                    Percent of Gross
                                   of Leases   Sq. Ft.    Annual Base     Annual Base
           Year                     Expiring   Expiring  Rents Expiring  Rents at 9/30/96
           ----                    ---------   --------  -------------   -----------------
           1997                        11       19,830     $189,132           31%
           1998                         4        4,543       45,396            7
           1999                         5        5,927       57,144            9
           2000                         2        2,886       29,805            5
           2001-2003                  NONE
           2004                         1        1,745       25,488            4
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

                                     PART I

-------    ----------------------

Investments in Real Estate:  (Continued)
----------------------------------------

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

     Based upon leases in place at September 30, 1996 lease expirations for the ten fiscal years ended September 30, 2006 are as follows:

                        Number          Total                           Percent of Gross
                       of Leases       Sq. Ft.         Annual Base         Annual Base
        Year           Expiring        Expiring       Rents Expiring    Rents at 9/30/96
        ----           ---------       --------       --------------    ----------------
       1997                9            13,899           $168,886                18%
       1998                5             5,951             84,696                 9
       1999                5             6,220             70,356                 8
       2000                3            11,099            157,380                17
       2001                4            19,818            140,291                15
       2002                1            49,585            250,000                27
       2003                1             2,373             54,620                 6
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

                                     PART I
                                     ------

Item  2.   Properties (Continued):
-------    ----------------------

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

     Based upon leases in place at September 30, 1996 lease expirations for the ten fiscal years ended September 30, 2006 are as follows:

                             Number          Total                         Percent of Gross
                            of Leases       Sq. Ft.         Annual Base       Annual Base
         Year               Expiring        Expiring       Rents Expiring  Rents at 9/30/96
         ----               --------        --------       --------------  -----------------
          1997                  2            2,175          $ 26,016              4%
          1998                  2            4,200            47,136              7
          1999                  4            7,450            82,000             12
          2000                  3           10,825           136,535             20
          2001 - 2004         NONE
          2005                  1           45,763           204,000             29
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
---------------------------------

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

     Based upon leases in place at September 30, 1996 lease expirations for the ten fiscal years ended September 30, 2006 are as follows:

                         Number          Total                                 Percent of Gross
                        of Leases       Sq. Ft.             Annual Base           Annual Base
          Year          Expiring        Expiring           Rents Expiring      Rents at 9/30/96
          ----          --------        --------           --------------      -----------------
          1997              2              3,900                $42,010                 7%
          1998              1              1,050                 10,680                 2
          1999              4              5,500                 61,644                10
          2000              3             11,160                168,274                27
          2001              2              8,500                 57,624                 9
          2002              1              3,200                 35,736                 6
          2003            NONE
          2004              1              1,400                 14,940                 2
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

     The main competition for this center is a mall and a Wal-mart center, both of which are located more than a mile away from Tiffany Plaza.

                                    PART I
                                    ------

Item  2.   Properties (Continued):
-------    ----------------------

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

     Based upon leases in place at September 30, 1996 lease expirations for the ten fiscal years ended September 30, 2006 are as follows:

                             Number                   Total                               Percent of Gross
                            of Leases                Sq. Ft.             Annual Base        Annual Base
          Year              Expiring                Expiring           Rents Expiring     Rents at 9/30/96
          ----              ---------               ---------          --------------     -----------------
          1997                  6                     12,774                $94,332              19%
          1998                  3                      7,708                 34,440               7
          1999                  4                     10,986                 57,624              12
          2000                  1                      7,192                 30,972               6
          2001                  4                    100,551                258,000              53
          2003                NONE
          2004                  1                      5,108                 14,928               3
          2005 - 2006         NONE


     The building and improvements are depreciated for tax purposes using the straight line method over 31-1/2 years. The depreciable tax basis was $2,609,000 at September 30, 1996. The 1995 real estate taxes are $32,304 based on a millage rate of $8.3681 per $100 of assessed value. The 1996 real estate taxes are not yet known.

                                     PART I
                                     ------

Item 2.    Properties (Continued):
------     -----------------------

Geographic Distribution:
-----------------------

The Trust's properties are located in six states. The table below demonstrates the geographic distribution of the Trust's properties at September 30, 1996:

                                                            Percentage of
                   Number of            Percentage of       Assets Based
                  Investments           Rental Income         on Cost
                  -----------           -------------       -------------
Texas:
  Dallas               4                      23%               27%
  Arlington            1                       2                 3
  Austin               1                      11                12
Colorado:
  Englewood            1                      11                 9
  Denver               1                      10                 7
  Littleton            1                       5                 5
Oklahoma:
  Tulsa                1                       9                11
  Ardmore              1                       6                 6
Iowa:
  Davenport            1                       9                 8
  Dubuque              1                       8                 8
South Carolina:
  Hilton Head          1                       6                 3
Ohio:
  Akron                1                      --                 1
                      --                     ---               ---
                      15                     100%              100%
                      ==                     ===               ===

                                    PART I
                                    ------

Item  3.    Legal Proceedings
-------     -----------------

The Trust is involved in a number of legal proceedings arising in the normal course of its business activities, none of which, in the opinion of the Management, is expected to have a material adverse effect on the financial position or liquidity of the Trust.


Item 4.    Submission of Matters to a Vote of Security Holders.
------     ---------------------------------------------------

No matters were submitted to a vote of the Trust's Shareholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------
Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

Market Price Range:
------------------

The shares of the Trust are traded in the Nasdaq National Market (symbol CTRIS). The table below contains the quarterly high and low closing bid prices for such Shares.


                Fiscal 1996                        Fiscal 1995
---------------------------------------   -----------------------------------
Quarter Ended       High      Low         Quarter Ended       High         Low
-------------       ----      ---         -------------       ----         ---
December 31, 1995   5-1/8     3-7/8     December 31, 1994   3-3/8     2-7/8
March 31, 1996      5/1/8     4-7/8     March 31, 1995      3-5/16    2-5/8
June 30, 1996       5         4-1/2     June 30, 1995       3-3/4     3-1/4
September 30, 1996  5         4-1/4     September 30, 1995  4-1/8     3-3/8

The bid prices for the Trust's Shares shown in the table above are interdealer prices and do not reflect retail mark ups, mark downs, or commissions and may not be representative of actual transactions. As of December 2, 1996, there were approximately 1,125 record holders of the Shares.

 Distributions to Shareholders:
 -----------------------------

Fiscal  1996                 Amount                  Fiscal 1995           Amount
Payment Date                Per Share                Payment Date         Per Share
------------                ---------                ------------         ----------
October  20, 1995             $  .04                 October 21, 1994         $.04
January  19, 1996                .04                 January 20, 1995          .04
April  19, 1996                  .04                 April 21, 1995            .04
July  19, 1996                   .04                 July 21, 1995             .04
September 20, 1996               .04
                                ----                                          ----
                                $.20                                          $.16
                                ====                                          ====

For a discussion of the tax classification of cash distributions see Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends.

Distributions are subject to a bank convenant which requires a minimum Shareholders' Equity. At September 30, 1996 the amount of required Shareholders' Equity was $20,000,000 and the amount free from this restriction was approximately $2,500,000.
                                      -23-

                                    PART II
                                    -------

Item 6.   Selected Financial Data
---------------------------------
Year Ended September 30,                             1996       1995       1994       1993        1992
------------------------                             ----       ----       ----       ----        ----
                                                       (in thousands, except per share data)
OPERATIONS:
Rental income                                      $ 10,368    $10,145   $ 9,650    $  9,348    $  9,400
Interest income                                          40         56        76         263         325
Dividend income                                         225          0         0           0           0
Other income                                             12         26        29          41          60
                                                   --------    -------   -------    --------    --------
Operating revenues                                   10,645     10,227     9,755       9,652       9,785
Provision for valuation reserve                       3,307          0         0           0           0
Operating expenses other than provision
 for valuation reserve                                9,398      9,631     9,870      10,384      11,125
Operating income (loss)                              (2,060)       596      (115)       (732)     (1,340)
Gains on sales of real estate                            40      2,499       445         563          51
Gains on sales of securities                            632          0         0           0           0
Extraordinary items                                       0        790       253         286           0
Net income (loss)                                    (1,388)     3,885       583         117      (1,289)
Cash distributions to shareholders                    1,037        874       735         393         117
Per Share of Beneficial Interest:
 Operating income (loss)                             ($0.40)     $0.11    ($0.02)     ($0.22)     ($0.68)
 Gains on sales of real estate                         0.01       0.46      0.09        0.17        0.02
 Gains on sales of securities                          0.12       0.00      0.00        0.00        0.00
 Extraordinary items                                   0.00       0.14      0.05        0.09        0.00
                                                   --------    -------   -------    --------    --------
 Net income (loss)                                 ($  0.27)   $  0.71   $  0.12    $   0.04    ($  0.66)
                                                   ========    =======   =======    ========    ========

 Cash distributions                                $   0.20    $  0.16   $  0.15    $   0.12    $   0.06
Weighted average number of Shares of
 Beneficial Interest outstanding                      5,186      5,459     4,959       3,292       1,957




            At September 30,                          1996       1995      1994        1993        1992
 ----------------------------------                   ----       ----      ----        ----        ----
                                                                         (in thousands)
FINANCIAL CONDITION:

Properties held for sale                           $42,203     $   203   $     0    $      0    $      0
Valuation reserve                                   (3,307)          0         0           0           0
Investments in real estate                               0      40,739    45,380      49,394      51,510
Real estate mortgage loans                             119         303       236         150       1,986
Allowance for possible investment losses                 0           0         0      (6,089)     (6,089)
Investments in securities                                0         267         0          0           0
Cash and cash equivalents                            1,490         188       251         315         721
Certificates of  deposit                                 0           0       500         500         500
Insurance settlement proceeds                            0           0     3,341           0           0
Total assets                                        43,852      43,076    51,004      45,499      50,249
Mortgage notes payable                               9,563       9,266    11,111      17,126      18,807
Bank notes payable                                   9,800       6,600    11,180       8,800      15,626
Shareholders' equity                                22,500      25,126    23,150      17,669      13,714
Number of Shares of Beneficial Interest
    outstanding at September 30                      5,179       5,217     5,471       3,716       1,957

                                   PART II
                                   -------

Item  7.    Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
             Results of Operations.
             ---------------------

Financial Condition
-------------------


During the three-year period ended September 30, 1996 the Trust's total assets decreased 4% to $43,852,000. On September 24, 1996 the Board of Trustees of the Trust announced that they unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). The Plan, as proposed, would involve the sale of the Trust's properties during a period of approximately three years. Based on this announcement the Trust has reclassified all of its properties to Properties held for sale at September 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Trust made a review of the carrying value of all the properties at September 30, 1996 and determined that four of the Trust's properties had a carrying value higher than the estimated fair value, less cost to sell. The Trust, therefore, established a valuation reserve for these four properties which totaled $3,307,000. In determining the estimated fair value, less cost to sell, the Trust applied an estimated capitalization rate to the individual properties' cash flow. The Trust did not deem it necessary to obtain appraisals of any of its properties. See Item 2, Part I for allocation of the valuation reserve. In 1994 the Trust applied the allowance for possible investment losses to three previously foreclosed properties for which it had been previously provided. This application was done in connection with the Trust's regular evaluation of its portfolio of properties. The evaluation concluded that it was unlikely that these properties would recover in value and, therefore, they were written down to their net realizable value.


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

                                     PART II
                                     -------

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations  -  (Continued)
           --------------------

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

Liquidity and Capital Resources
-------------------------------

For each of the fiscal years ended September 30, 1996, 1995 and 1994, the Trust's portfolio of invested assets generated sufficient revenues to cover all operating expenses (excluding depreciation, a non-cash expense and in 1996 the provision for valuation reserve, also a non-cash expense), required mortgage notes amortization payments, required bank amortization payments, capital improvements to existing properties, and distributions to shareholders. During this three-year period the year end occupancy of the Trust's portfolio has been 79% at September 30, 1994, 81% at September 30, 1995, and 91% at September 30, 1996 while the average rental rates per square foot have increased from $8.47 for the year ended September 30, 1994 to $8.61 for the year ended September 30, 1995 to $9.14 for the year ended September 30, 1996. At this time Management assumes that the Trust will be implementing its Plan of liquidation during fiscal 1997. On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. This sale resulted in a gain of approximately $563,000 which will be reported in the first quarter of Fiscal 1997. Currently, the Trust has four of its properties under contracts of sales. The Englewood Bank Building located in Englewood, Colorado is under a contract of sale for a sales price of $5,350,000. The Executive Club Building located in Denver, Colorado is under a contract of sale for $5,300,000. The Spring Village Shopping Center located in Davenport, Iowa is under a contract of sale for a sales price of $5,350,000. The Warren Plaza Shopping Center loacated in Dubuque, Iowa is under a contract of sale for a sales price of $5,950,000. All four of these contracts provide for due diligence periods, during which time the buyer could cancel the contract at his option. Additionally, after the completion of the due diligence period the buyer will place a non-refundable deposit with the Trust. Should the buyer fail to complete the sale, these deposits would be forfeited and retained by the Trust. Therefore,

                                     PART II
                                     -------

Item 7.    Management's Discussion and Analysis of Financial Condition and
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

                                     PART II
                                     -------

Item 7.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations  -  (Continued)
           ---------------------

Liquidity and Capital Resources  -  (Continued)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and
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

Item 7.     Management's Discussion and Analysis of Financial Condition and
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

Dividends:
---------

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

                                     PART II
                                     -------

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations - (Continued)
         ---------------------

Income Taxes:
------------

At September 30, 1996 the Trust had net deferred tax assets of approximately $3,048,000. As was the case at both September 30, 1995 and 1994 the Trust has established a valuation allowance equal to its net tax assets as there is doubt as to whether the net deferred tax asset will be realized.

Other:
-----

Inflation, which has been at relatively low rates for the past three years, has had an immaterial impact on the Trust's operations during the three-year period ended September 30, 1996.


Item 8.     Financial Statements and Supplementary Data.
------      -------------------------------------------

The response to this Item is submitted in a separate section of this report. See
Item 14 of this report for information concerning financial statements and schedules filed with this report. The quarterly financial data required by this item is included as Note L of the Notes to Financial Statements filed in Part IV, Item 14 (a) (1) and (2).


Item 9.   Disagreement on Accounting and Financial Disclosure.
------    ----------------------------------------------------

There has not been any change in the Trust's independent auditors, nor have there been any disagreements concerning accounting principles, auditing procedures, or financial statement disclosure within the twenty four (24) months prior to the date of the most recent financial statements presented in this report.

                                    PART III
                                    --------

Item  10.  Directors and Executive Officers of the Registrant.
--------   --------------------------------------------------

Trustees of the Registrant:
--------------------------

         Based upon information received from the respective Trustees as of November 15, 1996, the following information with respect to each person is furnished:

                                                             Position(s) with the Trust,
                                                           Principal Occupation, Business
Name (Age) of Trustee                                    Experience and Other Directorships
---------------------                                    -----------------------------------
Howard Amster
(49)(a)                                      Trustee  of the Trust  since  December,  1992;  Investment  Consultant with Everen Securities,  Inc. (securities,  investments),  Director of
                                             Astrex, Inc. (distributor of electronic components).

Robert H. Kanner
(49)(b)                                      Trustee of the Trust since December,  1992; President,  Chairman and a
                                             Director   of   Pubco   Corporation    (computer   printer   supplies,
                                             manufacturing,  and specialty construction  products).  Until June 27,
                                             1996,   President,   Chairman   and  a  Director  of  Bobbie   Brooks,
                                             Incorporated   and   Chairman   and  a  Director   of  Aspen   Imaging
                                             International,   Inc.,   which   companies   were  merged  into  Pubco
                                             Corporation  on  that  date.  Director  of  Riser  Foods,  Inc.  (food distribution).

John C. Kikol
(52)                                         Trustee of the Trust  since 1982;  President  of the Trust since 1974;
                                             Chairman of the Trust since February, 1995.

Leighton A. Rosenthal
(81)(c)                                      Trustee of the Trust since  October,  1991;  President  LARS Aviation,
                                             Inc. (private aircraft charters), Cleveland, Ohio.

John D. Weil
(56)(d)                                      Trustee of the Trust since June, 1991;  President  Clayton  Management
                                             Co.  (bookkeeping  and  investment  management  services),  St. Louis,
                                             Missouri.  Director of Cliffs  Drilling (oil service),  Oglebay Norton
                                             Company  (lake  shipping,   mining  and   manufacturing),   Physicians
                                             Insurance  Company of Ohio (medical  malpractice  insurance)  and Todd
                                             Shipyards, Inc. (ship building and repair company).

(a)      Chairman of the Audit Committee.

(b)      Chairman of Investment Committee.

(c)      Chairman of the Nominating Committee.

(d)      Chairman of Compensation Committee.



Each Trustee is a member of all of the Committees of the Trust, except that Mr. Kikol does not serve on the Compensation

                                    PART III
                                    --------

Item  10.  Directors and Executive Officers of the Registrant - (Continued)
--------   -------------------------------------------------
Committee.

Except as otherwise indicated in the above table, each Trustee has had the principal occupation or former occupation indicated for more than five years.


Executive Officers of the Registrant:
------------------------------------


                                 Position(s) with the Trust,
                                    Principal Occupation,
                                    Business, Experience,
Name (age)                        and Other Directorships
----------                       ---------------------------
John E. Kikol (52)        Chairman; Chairman of the Board of
                          Trustees since 1995; Trustee of the Trust
                          since 1982; President of the Trust since 1974.

Michael R. Thoms(48)      Vice President and Treasurer of the Trust since 1987.

Raymond C. Novinc(47)     Vice  President,  Secretary  and  Counsel  of the  Trust
                          since 1986.

Brian D. Griesinger (35)  Vice President--Management and Acquisitions of
                          the Trust since 1989.



Item  11  Executive Compensation.
--------  ----------------------

Summary Compensation of Executive Officers:
------------------------------------------

The following table sets forth the compensation awarded to, earned by or paid to the Chairman, President and Chief Executive Officer of the Trust, who was the only executive officer of the Trust whose total salary and bonus exceeded $100,000 for fiscal 1996.

                                            Summary Compensation Table
                                                                                         Long-term
                                                                                        Compensation
          Name and                   Fiscal                                             ------------            All Other
          Principal                   Year          Salary            Bonuses             Options             Compensation
          Position                    Ended            $                 $              Granted (1)               $(2)
          --------                    -----            -                 -              -----------               ----
John C. Kikol                        9/30/96         $135,000         $47,000              --                   $15,151
  Chairman, President                9/30/95          135,000          47,000              3,000                $13,197
  & Chief Executive                  9/30/94          134,872          22,500             15,000                  8,915
  Officer

                                    PART III
                                    --------

Item 11.  Executive Compensation. - (Continued)
-------   ----------------------

(1) Mr. Kikol agreed to waive all rights with respect to options granted under the Trust's 1992 Stock Option Plan in the Amended and Restated Employment Agreement, dated as of September 24, 1996, between the Trust and Mr. Kikol. See "New Employment Agreement."

(2) For fiscal 1996, represents the premium paid ($2,400) by the Trust for a "key man" insurance policy for the benefit of the Chief Executive Officer and his designated heirs and pension plan contribution ($12,751) for the Chief Executive Officer.


Old Employment Agreement:
------------------------

Effective as of January 1, 1993, the Trust entered into an Amended and Restated Employment Agreement (the "Agreement") with John C. Kikol, the Chief Executive Officer of the Trust. The Agreement obligated the Trust to pay the Chief Executive Officer an annual base salary, subject to increase at the discretion of the Board. The Agreement also provided for an annual incentive cash bonus to the Chief Executive Officer based upon financial goals to be established by the Trust's Compensation Committee. Either the Trust or the Chief Executive Officer had the right to terminate the Agreement at any time, for any reason, without any prior notice to the other; however, in the event of the Trust's termination of the Chief Executive Officer, or a material change in the Chief Executive Officer's duties (other than for termination for a felony conviction as described in the Agreement), the Chief Executive Officer was entitled to a severance payment equal to the product of the Chief Executive Officer's base monthly salary plus one-twelfth of the officer's prior year's incentive cash bonus multiplied by a factor of 1.5 times the number of years the Chief Executive Officer was employed by the Trust or its previous Adviser, up to a maximum factor of thirty-six. Had the Trust elected to terminate the Chief Executive Officer as of December 31, 1996, the Trust would have been obligated to pay Mr. Kikol the sum of $546,000 as a severance payment under the Agreement. Notwithstanding the foregoing, in the event the Chief Executive Officer refused to accept a transfer to a location outside the Cleveland area where the Trust has a substantial investment, the Trust's obligation for severance payment set forth above would be reduced to 50% of the above maximum severance payment. The Agreement also contained certain other provisions customary in executive compensation and employment agreements.

The terms of Mr. Kikol's employment with the Trust were amended and completely restated by the Amended and Restated Employment Agreement, dated as of September 24, 1996, between the Trust and Mr. Kikol, which will be deemed to have become effective September 1, 1996, provided that the shareholders of the Trust approve the Employment Agreement. See "Ratification of Employment Agreement."

New Employment Agreement:
------------------------

In connection with the adoption of the Plan by the Board of Trustees, the Compensation Committee of the Board of Trustees has approved the Amended and Restated Employment Agreement, effective as of September 1, 1996, between the Trust and Mr. Kikol (the "Employment Agreement"), subject to the approval of the Trust's shareholders. The Employment Agreement amends and completely restates the terms of Mr. Kikol's employment as President of the Trust as formerly set forth in an Amended and Restated Employment Agreement dated as of January 1, 1993 between Mr. Kikol and the Trust.

PURPOSE. The Trust entered into the Employment Agreement in order to induce Mr. Kikol to remain as President to implement and oversee execution of the Plan, and to provide incentive to Mr. Kikol to maximize the liquidating distributions to shareholders of the Trust by tying his compensation to the aggregate amount of such distributions.

SALARY, BONUS AND OTHER COMPENSATION. The Employment Agreement provides that the Trust will pay Mr. Kikol a base salary, from the date of effectiveness of the Employment Agreement through December 31, 1996, at a rate of $135,000 per year payable in semi-monthly installments, plus a bonus of $47,000 payable on December 1, 1996. After December 31, 1996, Mr. Kikol's base salary will be paid by the Trust at a rate of $182,000 per year in semi-monthly installments.
                                      -34-

                                    PART III
                                    --------

Item  11.  Executive Compensation. -  (Continued)
--------   ----------------------

Under the Employment Agreement, Mr. Kikol waived all rights to unexercised stock options to purchase Shares of Beneficial Interest of the Trust granted to him under the Trust's 1992 Incentive Stock Option Plan. In lieu of such options, the Trust will pay to Mr. Kikol amounts based upon the liquidating distributions to the Trust's shareholders from time to time (the "Payments"), including a gross up amount (the "Gross Up Amount") that, when added to the Payments, will allow Mr. Kikol to retain a net amount after payment of all federal, state and local income taxes equal to the net amount of the Payments. The Payments and Gross Up Amount will be paid to Mr. Kikol at the same time as liquidating distributions are made to shareholders. The Payments are designed to compensate Mr. Kikol in amounts similar to the liquidating distributions that he would receive if he exercised the options prior to such distributions. The Payments would be net of the exercise price of the respective options, and the Gross Up Amount would be paid in recognition of the fact that Mr. Kikol would have been able to apply capital loss carryforwards to any capital gains he would recognize on the sale of Shares of Beneficial Interest acquired through exercise of the incentive stock options. The Trust believes that it will not be economically disadvantaged by payment of the Gross Up Amount because the Trust expects to be able to deduct for federal income tax purposes the full amount of Payments and the Gross Up Amount, whereas it would not be entitled to any deduction upon the exercise of incentive stock options.

INCENTIVE COMPENSATION PROGRAM. The Employment Agreement also provides for participation by Mr. Kikol in an incentive compensation program for officers of the Trust (the "Incentive Compensation Program"). Under the Incentive Compensation Program, an incentive compensation pool is created for distribution to certain key employees. The amount to be allocated to the pool is calculated based on amounts otherwise available to be paid by the Trust as liquidating distributions to its shareholders. The amount allocated to the pool will be the sum of: (a) 10% of all amounts otherwise available for distribution between $4.75 and $5.50 per Share; and (b) 15% of all amounts otherwise available for distribution in excess of $5.50 per Share. For purposes of computing the amount payable to the pool, liquidating distributions when made are reduced to their present value amount as of January 1, 1997 using a discount rate of 10%. The amounts will be allocable to the pool and available for distribution to the key employees at the same time, and from time to time, as liquidating distributions are made to shareholders. Mr. Kikol is entitled to receive not less than 80% of amounts distributed from the pool.

If the Trust continues to hold properties at the end of the Liquidation Period, the value of such properties will be considered a deemed distribution to shareholders as of the end of the Liquidation Period in order to complete the determination of all present valued liquidating distributions made during the liquidation process. The Trust will then have the option of (i) allocating to the pool an amount based on the deemed distribution of unsold properties (reduced to a present value number and based on the 10%/15% formula described above) or (ii) making an in kind allocation to the pool of an ownership interest in the remaining unsold properties equal in value to the amount described in
(i).

If Mr. Kikol is terminated by the Trust (a) during 1998 and he has failed to sell at least three Trust properties before the end of calendar year 1997 or (b) during 1999 or thereafter and he has failed to sell at least three Trust properties during calendar year 1998, Mr. Kikol is entitled to an immediate cash payment of $250,000 in lieu of any participation in the pool. If Mr. Kikol's employment is terminated during 1997 or during the periods indicated above and he has not failed to sell the required number of Trust properties as described above, Mr. Kikol will be entitled to payments from the pool when pool distributions are made, as if his employment had not been terminated. Mr. Kikol will have this same entitlement if he voluntarily terminates his employment because of a material change in his duties. If Mr. Kikol's employment is terminated because of his death or disability and prior to such death or disability the present valued liquidating distributions paid and payable from the proceeds of sales of Trust properties equaled or exceeded $4.75 per share, he or his personal representative, as the case may be, will be entitled to receive distributions from the pool to the extent that prior pool distributions have not taken into account such present valued liquidating distributions. If Mr. Kikol is terminated for misappropriation of Trust funds or property in the amount of $25,000 or more, or if he voluntarily terminates his employment with the Trust other than because of a material change in his duties, he forfeits any right to payment from the pool.

                                    PART III
                                    --------

Item  11.  Executive Compensation. - (Continued)
--------   ----------------------

CERTAIN BENEFITS. The Employment Agreement provides for the continuation of certain plan benefits currently provided to Mr. Kikol, including health and accident insurance, retirement, group life insurance and similar plan benefits. Mr. Kikol also is entitled to payment or reimbursement of business expenses, the use of an automobile, the payment of club dues and the payment of premiums on an insurance policy on his life.

TERMINATION OF AGREEMENT. The Employment Agreement may be terminated by either the Trust or Mr. Kikol at any time and for any reason without prior notice to the other. If terminated (i) by the Trust (except on the grounds of Mr. Kikol's misappropriation of Trust funds or property) or (ii) by the death or disability of Mr. Kikol or (iii) by Mr. Kikol because of a material change in his duties, the Employment Agreement provides for a severance payment to Mr. Kikol in the amount of $546,000. Such severance payment will be paid only if Mr. Kikol delivers to the Trust, prior to such payment, a release of all claims against the Trust. The Employment Agreement automatically terminates upon the death or disability of Mr. Kikol. This severance payment is in addition to any payment to which Mr. Kikol may be entitled under the Incentive Compensation Program described above.

PAYMENT OF LEGAL FEES. The Employment Agreement provides for the payment of Mr. Kikol's legal fees and expenses under certain circumstances, including the failure of the Trust to comply with its obligations under the Employment Agreement or in the event that the Trust or any other person takes action to declare the Employment Agreement void and unenforceable or institutes litigation to deny or recover from Mr. Kikol the benefits intended to be provided under the Employment Agreement.

EXCISE TAX GROSS UP PAYMENT. If amounts payable to Mr. Kikol under the Employment Agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, he is entitled to a gross up payment such that, after the payment of the excise tax and any federal, state or local income taxes on such gross up payment, he retains a net amount equal to the amount he would if retained from payments under the Employment Agreement had the excise tax not been applicable.

MANAGEMENT AGREEMENT. The Employment Agreement provides that, if so requested by the Trust by means of 90 days advance written notice, Mr. Kikol will manage the remaining unsold properties of the Trust, if any, upon completion of the liquidation process, for an annual management fee equal to five percent of the "gross property income" of such properties (i.e., gross rental receipts without reduction for customary on-site expenses or reasonable travel expenses related to such property) pursuant to a separate management agreement. Mr. Kikol's duties under such an agreement would be, among others, to attend to routine operational obligations associated with property management, administrative matters, investor relations and public company duties. All salary and benefits payable to Mr. Kikol under the Employment Agreement (other than those which become payable prior to its termination) will cease at the commencement of the term of the management agreement. Either party may terminate such management services upon 90 days advance written notice to the other.

RATIFICATION. Ratification by shareholders of the adoption by the Board of Trustees of the Employment Agreement requires the affirmative vote of holders of a majority of Shares of Beneficial Interest represented at the meeting at which such is taken. Such ratification is assured because Trustees of the Trust holding approximately 70% of the outstanding Shares of Beneficial Interest of the Trust have agreed to vote their Shares in favor of ratification of the Employment Agreement.

The Trust compensates all Trustees (other than Mr. Kikol, who does not receive fees for service as a Trustee) at a rate of $8,000 per annum which is paid in quarterly installments of $2,000, said sum being in lieu of all meeting and other fees. In addition, all Trustees are reimbursed for actual expenses incurred in connection with meetings attended or extended services provided.

                                    PART III
                                    --------

Item  12.  Security Ownership of Certain Beneficial Owners and Management.
--------   --------------------------------------------------------------

The following table sets forth, as of November 15, 1996, information furnished to the Trust with respect to the beneficial ownership of the Trust's Shares of Beneficial Interest by each shareholder or group of shareholders known to the Trust to be the beneficial owner of more than five (5%) percent of the Trust's outstanding Shares of Beneficial Interest, each present Trustee, each nominee for election as Trustee, each executive officer of the Trust, and all present Trustees and executive officers of the Trust as a group.

                  Beneficial Owner, Trustee,                            Number of Shares
                 Officer or Number of Persons                             Beneficially             Percent of
                           in Group                                         Owned(a)                  Class
                           --------                                         --------               -----------
Howard Amster (Beneficial owner and Trustee)(b)                             1,152,180                   22.4%
       23811 Chagrin Blvd., Chagrin Plaza East
       Suite 200
       Beachwood, Ohio  44122

Robert H. Kanner (Beneficial owner and Trustee)(c)                          1,300,000                   25.3
       3830 Kelley Avenue
       Cleveland, Ohio  44114

John C. Kikol (Trustee and officer)(d)                                         70,479                    1.4
       2001 Crocker Road, Suite 400
       Westlake, Ohio  44145

Leighton A. Rosenthal (Beneficial owner and Trustee)                          393,000                    7.7
       The Halle Building, Suite 310
       1228 Euclid Avenue
       Cleveland, Ohio  44115

John D. Weil (Beneficial owner and Trustee)(e)                                745,000                   14.5
       200 North Broadway, Suite 825
       St. Louis, Missouri  63102-2573

Brian D. Griesinger (Officer)                                                   7,000                      *
       2001 Crocker Road, Suite 400
       Westlake, Ohio  44145

Raymond C. Novinc (Officer)                                                     8,045                      *
       2001 Crocker Road, Suite 400
       Westlake, Ohio  44145

Michael R. Thoms (Officer)(d)                                                  28,055                      *
       2001 Crocker Road, Suite 400
       Westlake, Ohio  44145

8 present Trustees and officers listed above                                3,688,820                   71.8

* Less than one percent.

(a)      Except as noted, in each case the beneficial owner has sole voting and sole investment power.

                                    PART III
                                    --------

Item  12.  Security Ownership of Certain Beneficial Owners and Management. -
--------   --------------------------------------------------------------
           (Continued)

(b) Includes 131,800 Shares of Beneficial Interest held by Tamra F. Gould (Mr. Amster's wife) in which Mr. Amster disclaims any beneficial interest. Excludes 27,600 Shares of Beneficial Interest held by Sonia Amster (Mr. Amster's mother) in which Mr. Amster disclaims any beneficial interest.

(c) The shares shown as being held by Robert H. Kanner are owned by a trust of which Mr. Kanner is the sole beneficiary. Mr. Kanner is not a trustee of such trust and has neither investment nor voting power in such shares. Trustees of such trust are Stephen R. Kalette and Eleonora Grmek who have an address of 3830 Kelley Avenue, Cleveland, Ohio 44114. Excludes 5,000 Shares of Beneficial Interest held by Buckeye Business Products Bargaining Unit Pension Trust of which Mr. Kanner is a trustee but not a participant.

(d) Includes 14,934 Shares of Beneficial Interest held in a trust in which Messrs. Kikol and Thoms are trustees with all voting and investment power and have an interest as beneficiaries (with respect to a portion of the trust's assets). The shares of Beneficial Interest held by all Trustees and officers as a group in the table have been adjusted to eliminate the duplication of beneficial ownership.

(e) Includes 25,000 Shares of Beneficial Interest held in the name of a family trust of which Mr. Weil is the trustee. Also includes 100,000 Shares of Beneficial Interest held in the name of Richard K. Weil (the father of Mr. Weil), 25,000 Shares of Beneficial Interest held in the name of Victoria L. Weil (the daughter of Mr. Weil) and 225,000 Shares of Beneficial Interest in the aggregate held by Richard K. Weil, Jr., Mark S. Weil and Paula K. Weil (siblings of Mr. Weil), the beneficial ownership of which he disclaims.

Item  13.  Certain Relationships and Related Transactions.
--------   ----------------------------------------------
None.

                                     PART IV
                                     -------

Item  14.    Exhibits, Financial Statement Schedules, and Reports on Form  8-K.
--------     -----------------------------------------------------------------

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             Signature                     Title                           Date
             ---------                     -----                            ----

*/s/   John C. Kikol             Chairman of the Board of            December 9, 1996
----------------------------     Trustees, President and
John C. Kikol                    Principal Executive Officer

 /s/   Michael R. Thoms          Vice President, Treasurer
----------------------------     Principal Financial Officer         December 9, 1996
Michael R. Thoms                 and  Principal Accounting
                                 Officer

*/s/   Howard Amster             Trustee                             December 9, 1996
----------------------------
Howard Amster

*/s/   Robert H. Kanner          Trustee                             December 9, 1996
----------------------------
Robert H. Kanner

*/s/   Leighton A. Rosenthal     Trustee                             December 9, 1996
----------------------------
Leighton A. Rosenthal

*/s/   John D. Weil              Trustee                             December 9, 1996
----------------------------
John D. Weil

*/s/  By:  Michael R. Thoms                                          December 9, 1996
----------------------------
Michael R. Thoms
Attorney-in-Fact

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

     Statement of Cash Flows -- Years ended September 30, 1996, 1995 and 1994

     Statement of Changes in Shareholders' Equity -- Years ended September 30,
      1996, 1995 and 1994

     Notes to Financial Statements


Financial Statement Schedules:

The following financial statement schedules of CleveTrust Realty Investors are included in Part IV, Item 14 (d):

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


                                       Ernst & Young LLP


November 15, 1996
Cleveland, Ohio

STATEMENT OF FINANCIAL CONDITION

CLEVETRUST REALTY INVESTORS

                                                                                       September 30,
                                                                          -----------------------------------------
                                                                             1996                         1995
                                                                          ------------                -------------
                                                                                      (in thousands)
ASSETS

Invested assets - - NOTES A, C and D:
 Properties held for sale                                                    $ 42,203                     $    203
 Less:  Valuation reserve                                                       3,307                            0
                                                                             --------                     --------
                                                                               38,896                          203
 Investments in real estate
  Improved properties                                                               0                       63,282
  Less: Accumulated depreciation                                                    0                       22,543
                                                                             --------                     --------
                                                                                    0                       40,739
  Real estate mortgage loans                                                      119                          303
                                                                             --------                     --------
                                                                               39,015                       41,245

Cash and cash equivalents - - NOTE A                                            1,490                          188
Investments in securities - - NOTE A                                                0                          267
Other assets                                                                    3,347                        1,376
                                                                             --------                     --------
                                                 TOTAL ASSETS                $ 43,852                     $ 43,076
                                                                             ========                     ========

LIABILITIES

Mortgage notes payable - NOTE E                                              $  9,563                     $  9,266
Bank notes payable - NOTE F                                                     9,800                        6,600
Accrued interest on notes payable - NOTE F                                         14                           23
Accrued expenses and other liabilities                                          1,975                        2,061
                                                                             --------                     --------

                                            TOTAL LIABILITIES                  21,352                       17,950

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest, par value
 $1 per Share - - NOTE G:
  Authorized - - Unlimited
  Issued and outstanding shares
  (9/30/96 - 5,179,143;   9/30/95 - 5,217,143)                                  5,179                        5,217
Additional paid-in capital                                                     38,850                       38,986
Accumulated deficit                                                           (21,529)                     (19,104)
                                                                             --------                     --------
                                                                               22,500                       25,099
Unrealized gains on securities                                                      0                           27
                                                                             --------                     --------
                                   TOTAL SHAREHOLDERS' EQUITY                  22,500                       25,126
                                                                             --------                     --------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $43,852                     $ 43,076
                                                                              =======                     ========



STATEMENT OF OPERATIONS

CLEVETRUST REALTY INVESTORS
                                                                       Year ended September 30,
                                                              --------------------------------------------
                                                                    1996           1995          1994
                                                              -------------   -------------  ------------
                                                                 (in thousands, except per share data)
INCOME
Real estate operations:
 Rental income                                                   $ 10,368       $ 10,145      $  9,650
 Less:
  Real estate operating expenses                                    5,060          5,245         4,981
  Depreciation expenses                                             1,830          1,846         1,972
                                                                 --------       --------      --------
                                                                    6,890          7,091         6,953
                                                                 --------       --------      --------
Income from real estate operations                                  3,478          3,054         2,697
Interest income                                                        40             56            76
Dividend income                                                       225              0             0
Other                                                                  12             26            29
                                                                 --------       --------      --------
                                                                    3,755          3,136         2,802
EXPENSES
Interest:
 Mortgage notes payable - - NOTE  E                                   888            988         1,678
 Bank notes payable - - NOTE F                                        886            789           442
                                                                 --------       --------      --------
                                                                    1,774          1,777         2,120
General and Administrative                                            734            763           797
Provision for valuation reserve                                     3,307              0             0
                                                                 --------       --------      --------
                                                                    5,815          2,540         2,917
                                                                 --------       --------      --------

                          OPERATING INCOME  (LOSS)                 (2,060)           596          (115)

Net gains on sales of real estate - -NOTE  D                           40          2,499           445
Gains on sales of securities                                          632              0             0
                                                                 --------       --------      --------
          INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                 (1,388)         3,095           330

Extraordinary items - - NOTES  C and E                                  0            790           253
                                                                 --------       --------      --------

                                 NET INCOME (LOSS)               $ (1,388)      $  3,885      $    583
                                                                 ========       ========      ========

Per Share of Beneficial Interest- - NOTE A:
  Operating income  (loss)                                       $  (0.40)      $   0.11      $  (0.02)
  Net gains on sales of real estate                                  0.01           0.46          0.09
  Gains on sales of securities                                       0.12           0.00          0.00
                                                                 --------       --------      --------

          INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                  (0.27)          0.57          0.07

  Extraordinary items                                                0.00           0.14          0.05
                                                                 --------       --------      --------

                       NET INCOME (LOSS) PER SHARE               $  (0.27)      $   0.71      $   0.12
                                                                 ========       ========      ========

 Weighted average number of Shares of
 Beneficial Interest outstanding                                    5,186          5,459         4,959
                                                                 ========       ========      ========
See notes to financial statements.

STATEMENT OF CASH FLOWS

CLEVETRUST REALTY INVESTORS

                                                                           Year ended September 30,
                                                                 ---------------------------------------------
                                                                     1996              1995           1994
                                                                 ------------     ------------    ------------
                                                                                 (in thousands)
Cash flow from operating activities:
Net income (loss)                                                   $(1,388)        $ 3,885         $   583
Non-cash revenues and expenses included in income:
 Depreciation                                                         1,830           1,846           1,972
 Provision for valuation reserve                                      3,307               0               0
 Decrease in accrued interest on notes payable                           (9)             (4)            (33)
 (Decrease) increase in accrued expenses and
   other liabilities                                                    (86)           (134)            351
 Increase in other assets                                            (1,971)            (80)            (67)
Reconciliation to net cash flow from operating activities:
 Net gains on sales of real estate                                      (40)         (2,499)           (445)
 Gains on sales of securities                                          (632)              0               0
 Extraordinary items                                                      0            (790)           (253)
                                                                    -------         -------         -------
                         CASH FLOW FROM OPERATING ACTIVITIES          1,011           2,224           2,108

Cash flow from investing activities:
Equity investments:
 Improvements to existing properties                                  (972)           (666)           (853)
 Purchase of property                                               (3,465)              0          (3,918)
 Proceeds from properties sold                                       1,386           5,545             879
 Net insurance proceeds                                                  0             738             253
Real estate mortgage loans:
 Repayments                                                            184             145             204
Investments in securities:
 Securities purchased                                               (2,057)           (240)              0
 Proceeds from sales of securities                                   2,929               0               0
                                                                    -------         -------         -------
  NET CASH (USED IN) FROM INVESTING ACTIVITIES                      (1,995)          5,522          (3,435)

Cash flow from financing activities:
Mortgage notes payable:
 Principal amortization payments                                       (203)           (330)           (496)
 Principal repayments                                                     0          (1,463)         (7,689)
 Principal borrowings                                                   500               0           2,170
Bank notes payable:
 Principal amortization payments                                          0             (31)           (147)
 Principal repayments                                                     0          (4,549)         (5,162)
 Principal borrowings                                                 3,200               0           7,689
Certificate of Deposit                                                    0             500               0
Distributions to shareholders                                        (1,037)           (874)           (735)
Shares issued pursuant to rights offerings                                0               0           5,929
Shares repurchased and subsequently retired                            (174)         (1,062)           (296)
                                                                    -------         -------         -------
 NET CASH FROM (USED IN) FINANCING ACTIVITIES                         2,286          (7,809)          1,263
                                                                    -------         -------         -------

Increase (decrease) in cash and cash equivalents                      1,302             (63)            (64)
Balance at  beginning of year                                           188             251             315
                                                                    -------         -------         -------
Balance at end of year                                              $ 1,490         $   188         $   251
                                                                    =======         =======         =======

See notes to financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

CLEVETRUST REALTY INVESTORS

Years Ended September 30,  1996,  1995,  and  1994

                                        Shares Of       Additional                  Unrealized        Total
                                        Beneficial       Paid-In     Accumulated      Gains On    Shareholders'
                                        Interest         Capital        Deficit      Securities       Equity
                                       ------------  -------------   --------------- ------------ --------------
                                                                  (in thousands)
Balance October 1, 1993                 $  3,716       $ 35,916       $(21,963)      $      0      $ 17,669

Net income for the year ended
  September 30, 1994                                                       583                          583
Cash distributions declared
    and paid -- $.15 per share                                            (735)                        (735)
Shares issued pursuant to
  rights offering -- NOTE G                1,858          4,071                                       5,929
Shares repurchased and
  subsequently retired -- NOTE G            (103)          (193)                                       (296)
                                        --------       --------       --------       --------      --------

Balance September 30, 1994                 5,471         39,794        (22,115)             0        23,150

Net income for the year ended
 September 30, 1995                                                      3,885                        3,885
Cash distributions declared
 and paid -- $.16 per share                                               (874)                        (874)
Shares repurchased and
 subsequently retired -- NOTE G             (254)          (808)                                     (1,062)
Change in unrealized gains
 on securities                                                                             27            27
                                        --------       --------       --------       --------      --------

Balance September 30, 1995                 5,217         38,986        (19,104)            27        25,126

Net (loss) for the year ended
 September 30, 1996                                                     (1,388)                      (1,388)
Cash distributions declared
 and paid -- $.20 per share                                             (1,037)                      (1,037)
Shares repurchased and
 subsequently retired -- NOTE G              (38)          (136)                                       (174)
Change in unrealized gains
 on securities                                                                            (27)          (27)
                                        --------       --------       --------       --------      --------

Balance September 30, 1996              $  5,179       $ 38,850       $(21,529)      $      0      $ 22,500
                                        ========       ========       ========       ========      ========

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

REAL ESTATE: In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Trust's properties are reported in the Trust's financial statements at the lower of carrying value or estimated fair value, less cost to sell. The Trust reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). The Plan, as proposed, would involve the sale of the Trust's properties during a period of approximately three years. Based on the announcement the Trust has reclassified all of its properties at September 30, 1996, in accordance with SFAS No. 121, to Properties Held for Sale. A review of the carrying value of all the properties at September 30, 1996 determined that four properties had a carrying value higher than the estimated fair value, less cost to sell. Therefore, a valuation reserve, which totals $3,307,000, was established for these four properties to lower their carrying value to their estimated fair value, less cost to sell. (See NOTE C for carrying values of each property)

Prior to the adoption by the Trust of SFAS No. 121, the Trust regularly evaluated the recoverability of each investment in the portfolio. When appropriate, an allowance for possible investment losses was provided for properties acquired through foreclosure or deed in lieu of foreclosures. In fiscal 1994 the Trust applied the allowance for possible investment losses to three previously foreclosed properties for which it had been provided. The Trust concluded that it was unlikely that the value of these properties would recover. Therefore, they were written down to their net realizable value through application of the allowance.

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

RECLASSIFICATION: Certain items in previously issued financial statements have been reclassified to conform to 1996 presentations.

NOTE B - - INCOME TAXES

The Trust's deferred tax assets and liabilities at September 30, 1996 and 1995 are as follows:

                                                            1996            1995
                                                           ------          ------
                                                               (in thousands)
Deferred tax assets:
  Properties held for sale - valuation reserve           $ 1,124          $  -0-
  Investments in real estate - write-downs                   -0-           1,752
  Net operating and capital loss carryforwards             3,456           2,167
  Other                                                      -0-             489

Deferred tax liabilities:
  Depreciation                                           (1,489)          (1,841)
  Other                                                     (43)             -0-
                                                        -------          -------
                                                          3,048            2,567
Valuation allowance                                      (3,048)          (2,567)
                                                        -------          -------
       Net deferred tax asset/(liability)               $  -0-           $   -0-
                                                        =======          =======

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

For the fiscal year ended September 30, 1996 the Trust had a net loss for tax purposes and therefore had no income tax expense. Additionally, the Trust had no income tax expense for the fiscal year ended September 30, 1995. A reconciliation between the 1995 results and the amount of income tax expense that would result from applying Federal statutory rates to pretax income is as follows:



                                                          9/30/96       9/30/95
                                                          -------       -------
                                                             (in thousands)
Expected income tax expense at
 Federal statutory tax rate                              $  (472)       $ 1,321
Increase (decrease) in taxes resulting from:
 Effect of temporary differences                            (853)          (535)
 (Recognized) unrecognized net operating
  loss carryforward                                        1,325           (786)
                                                         -------        -------
              Income Tax Expense                         $   -0-        $   -0-
                                                         =======        =======

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

NOTE C - - PROPERTIES

The following is a summary of the Trust's properties held for sale and related indebtedness at September 30, 1996:

                                                                                                  Income from
                                   Total          Accumulated        Valuation      Carrying      Real Estate       Amount of
Classification                     Cost           Depreciation        Reserve        Value        Operations        Indebtness
---------------------------   ----------------   ---------------    ------------  -------------  --------------     ------------
                                                                          (in thousands)
Office Buildings:
Englewood, Colorado                    $6,103            $3,108              $0         $2,995            $375               $0
Denver, Colorado                        4,623             2,966               0          1,657             351                0
Littleton, Colorado                     3,166             1,398               0          1,768             210            1,209
Tulsa, Oklahoma                         6,959             4,408             551          2,000              10                0
Dallas, Texas                           2,452             1,792               0            660              66                0
Dallas, Texas                          11,048             3,502           2,546          5,000              (3)               0
Dallas, Texas                           4,312               272               0          4,040             302            2,612
Arlington, Texas                        2,208                24               0          2,184              78                0
                              ----------------   ---------------    ------------  -------------  --------------     ------------
                                       40,871            17,470           3,097         20,304           1,389            3,821

Commercial Properties:

Hilton Head, S. C.                      1,911             1,104               0            807             277                0
Austin, Texas                           8,225             2,174               0          6,051             559            5,742
Davenport, Iowa                         5,579             1,078               0          4,501             472                0
Dubuque, Iowa                           5,367             1,174               0          4,193             447                0
Ardmore, Oklahoma                       4,081               948             133          3,000             291                0
                              ----------------   ---------------    ------------  -------------  --------------     ------------
                                       25,163             6,478             133         18,552           2,046            5,742

Land                                      117                 0              77             40              (1)               0
                              ----------------   ---------------    ------------  -------------  --------------     ------------

Total of all properties               $66,151           $23,948          $3,307        $38,896          $3,434           $9,563
                              ================   ===============    ============  =============  ==============     ============


Following is a summary of activity with regards to the properties for the three years ended September 30, 1996:

                                                          1996              1995              1994
                                                     ---------------     ------------     -------------
                                                                          (in thousands)
Balance, beginning of year                                  $40,942          $45,380           $49,394
Improvements to existing properties                             972              666               853
Purchase of properties                                        3,465                0             3,918
Sales of properties - NOTE D                                 (1,346)          (3,258)             (724)
Valuation reserve                                            (3,307)               0                 0
Application of allowance for investment losses                    0                0            (6,089)
Depreciation                                                 (1,830)          (1,846)           (1,972)
                                                     ---------------     ------------     -------------

Balance, end of year                                        $38,896          $40,942           $45,380
                                                     ===============     ============     =============


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

                              Book Value
                               Of The
                              Investment
           Mortgage            Securing                  Base Interest
        Notes Payable          The Debt       Maturity        Rate
        -------------          ------         --------        -----
                   (in thousands)
          $  5,742            $  6,051       May  7, 2002      8.300%
             2,612               4,040       Aug. 19, 2000     8.300
             1,209               1,768       July  1, 2003     8.125
          --------            --------
          $  9,563            $ 11,859
          ========            ========


On October 7, 1996 the Trust completed the sale of the Littleton Bank building located in Littleton, Colorado (see NOTE J). This property secured the above listed $1,209,000 loan which was to mature July 1, 2003. This loan was repaid on October 7, 1996 in connection with the sale of the property.

Required payments on the Trust's two remaining mortgage notes payable for the succeeding five years are as follows:

                Year Ending
                September 30,     Principal        Interest          Total
                ------------      ---------        --------          -----
                                                (in thousands)
                   1997             $  221          $  682           $  903
                   1998                240             663              903
                   1999                260             643              903
                   2000              2,712             587            3,299
                   2001                252             396              648

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


NOTE  I - - OPERATING LEASES

Minimum future rentals due the Trust on noncancelable leases for the succeeding five fiscal years and thereafter are as follows: 1997, $7,841,000; 1998, $6,526,000; 1999, $5,324,000; 2000, $3,716,000; 2001, $2,777,000; and $9,214,000
thereafter. Certain leases provide for contingent rentals. The Trust received $123,000 of contingent rentals for 1996 ($123,000 for 1995 and $131,000 for
1994). The Trust's carrying amount at September 30, 1996 of these real estate investments consists of land of $7,547,000 and improvements of $58,487,000, less accumulated depreciation of $23,948,000 and valuation reserve of $3,307,000.

NOTE  J - - SUBSEQUENT EVENTS

On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. This sale resulted in a gain of approximately $563,000 which will be reported in the first quarter of Fiscal Year 1997.

NOTE  K - - QUARTERLY FINANCIAL DATA  (UNAUDITED)

Summarized quarterly financial data for the years ended September 30, 1996 and 1995 is as follows:


Quarter Ended                              Dec. 31       Mar. 31     June 30      Sept. 30
-------------                              -------       -------     -------      --------
                                                 (in thousands, except per share data)
1996
----
Operating revenues                         $ 2,638       $ 2,657      $ 2,693      $ 2,657
Operating income (loss)                        331           316          258       (2,965)
Net Income (loss)                              331            72          281       (2,072)
Operating income (loss) per share (1)          .06           .06          .05         (.57)
Net Income (Loss)  per share (1)               .06           .01          .06         (.40)

1995
----

Operating revenues                         $ 2,666       $ 2,614      $ 2,486      $ 2,461
Operating income before
  extraordinary item                            67            94          255          180
Extraordinary item                               0             0           52          738
Net income                                      67         2,502          398          918
Operating income per share before
  extraordinary item (1)                       .01           .02          .05          .03
Extraordinary item per share(1)                .12           .00          .02          .12
Net income (loss) per share (1)                .01           .46          .08          .16



(1) Per Share calculations for each of the quarters is based on a weighted average number of shares outstanding for each period and, therefore, the sum of the quarters may not necessarily equal full-year amounts.

                                      F-15


     SCHEULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
     CLEVETRUST REALTY INVESTORS
     As of September 30, 1996
     (In Thousands)


                                                                                             Amount at which  carried at
                                                       Initial Cost to Trust                       September 30, 1996
                                                 ---------------------------    Cost of   ------------------------------------------
        Description              Encumbrances       Land       Improvements Improvements     Land      Improvements   Total (1),(4)
 --------------------------     ---------------   ---------------------------------------- ----------------------------------------

 Office Buildings:
 Englewood Bank Bldg.
 Englewood, CO                             $0         $1,263       $4,328         $512     $1,263          $4,840        $6,103
 Executive Club Bldg
 Denver, CO                                 0            165        2,834        1,624        165           4,458         4,623
 Littleton Bank Bldg
 Littleton, CO                          1,209              0        2,738          428          0           3,166         3,166 (6)
 Petroleum Club Bldg
 Tulsa,OK                                   0            648        3,306        3,005        648           6,311         6,959 (3)
 Walnut Stemmons Office Park
 Dallas, TX                                 0            228        1,489          735        228           2,224         2,452
 Office Alpha
 Dallas, TX                                 0          1,500        8,439        1,109      1,500           9,548        11,048 (3)
 14800 Quorum Bldg
 Dallas, TX                             2,612            335        3,583          394        335           3,977         4,312
 Brookside Office Bldg
 Arlington, TX                              0            300        1,902            6        300           1,908         2,208

 Commercial Properties:
 Triangle Square
 Hilton Head, SC                            0            135        1,157          619        135           1,776         1,911
 Cannon West
 Austin, TX                             5,742            874        6,758          593        874           7,351         8,225
 Spring Village
 Davenport, IA                              0          1,013        4,373          193      1,013           4,566         5,579
 Warren Plaza
 Dubuque, IA                                0            401        4,800          166        401           4,966         5,367
 Tiffany Plaza
 Ardmore, OK                                0            684        2,847          550        684           3,397         4,081 (3)

 Vacant Land
 Akron, OH                                  0            117            0            0        117               0           117 (3)
                              ----------------   --------------------------------------  ---------------------------------------

                    Totals             $9,563         $7,663      $48,554       $9,934     $7,663         $58,488       $66,151
                              ================   ======================================  =======================================





                                     Accumulated          Construction     Date      Depreciation
      Description                   Depreciation (2)        Completed     Acquired      Lives (5)
     --------------------------   ------------------     -------------------------------------------
     Office Buildings:                                                              (Various from)
     Englewood Bank Bldg.
     Englewood, CO                           $3,108           1970         1971      5 to 40 years
     Executive Club Bldg
     Denver, CO                               2,966           1971         1972      5 to 40 years
     Littleton Bank Bldg
     Littleton, CO                            1,398           1972         1973      5 to 55 years
     Petroleum Club Bldg
     Tulsa,OK                                 4,408           1963         1972      5 to 40 years
     Walnut Stemmons Office Park
     Dallas, TX                               1,792           1971         1975      5 to 35 years
     Office Alpha
     Dallas, TX                               3,502           1981         1983      5 to 40 years
     14800 Quorum Bldg
     Dallas, TX                                 272           1980         1994      5 to 40 years
     Brookside Office Bldg
     Arlington, TX                               24           1986         1996      5 to 40 years

     Commercial Properties:
     Triangle Square
     Hilton Head, SC                          1,104           1975         1976      5 to 35 years
     Cannon West
     Austin, TX                               2,174           1981         1987      5 to 40 years
     Spring Village
     Davenport, IA                            1,078           1980         1987      5 to 40 years
     Warren Plaza
     Dubuque, IA                              1,174           1980         1987      5 to 40 years
     Tiffany Plaza
     Ardmore, OK                                948           1975         1989     10 to 31 years

     Vacant Land
     Akron, OH                                    0           N/A          1975           N/A
                                  ------------------

                        Totals              $23,948
                                  ==================

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

                                      F-17

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

                          CLEVETRUST REALTY INVESTORS

         ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED SEPTEMBER 30, 1996

                                 EXHIBIT INDEX

                                --(CONTINUED)--


       "Assigned"                                                                      Location of
      Exhibit No. *                             Description                               Exhibit
      -------------                             -----------                             -----------

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