Form 10-Q
period 1996-12-31
CLEVETRUST REALTY INVESTORS
filed 1997-02-14
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended          December 31, 1996

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

                          Commission File Number 0-5641

                           CLEVETRUST REALTY INVESTORS
             (Exact name of registrant as specified in its charter)

       Massachusetts                                   34-1085584
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     2001 Crocker Road, Suite 400
          Westlake, Ohio                                   44145
(Address of Principal Executive Offices)                 (Zip Code)
                                 (216) 899-0909
              (Registrant's telephone number, including area code)

                                 Not Applicable
 Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       ---    ---

Shares of Beneficial Interest Outstanding at February 7, 1997:  5,136,616

                           CLEVETRUST REALTY INVESTORS

                                      INDEX






Number                                                                         Page

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Statement of Financial Condition
                      -- December 31, 1996 and September 30, 1996                3

                  Statement of Operations
                      -- Three Months ended December 31, 1996 and 1995           4

                  Statement of Cash Flows
                      -- Three Months ended December 31, 1996 and 1995           5

                  Notes to Financial Statements                                  6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                  8


PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                              9

         Item 2.  Changes in Securities                                          9

         Item 3.  Defaults upon Senior Securities                                9

         Item 4.  Submission of Matters to a Vote of Security Holders            9

         Item 5.  Other Information                                              9

         Item 6.  Exhibits and Reports on Form 8-K                               9


CLEVETRUST REALTY INVESTORS
STATEMENT OF FINANCIAL CONDITION



                                                      DECEMBER 31, 1996   SEPTEMBER 30, 1996
                                                      -----------------   ------------------
                                                                  (in thousands)

ASSETS
----------------------------
Invested assets - NOTE B:
  Properties held for sale                                       40,800        42,203
  Valuation reserve                                               3,307         3,307
                                                               --------      --------
                                                                 37,493        38,896

  Real estate mortgage loans                                         82           119
                                                               --------      --------
                                                                 37,575        39,015

Cash and cash equivalents                                         1,082         1,490
Other assets                                                      1,317         3,347
                                                               --------      --------

                                              TOTAL ASSETS     $ 39,974      $ 43,852
                                                               ========      ========


LIABILITIES
----------------------------

Mortgage notes payable - NOTE C                                $  8,301      $  9,563
Bank notes payable - NOTE D                                       6,000         9,800
Accrued interest on notes payable                                     6            14
Accrued expenses and other liabilities                            2,273         1,975
                                                               --------      --------

                                         TOTAL LIABILITIES       16,580        21,352

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest, par value $1 per Share:
    Authorized -- Unlimited
    Issued and outstanding shares
    (12/31/96 - 5,136,616; 9/30/96 - 5,179,143)                   5,137         5,179
Additional paid-in capital                                       38,690        38,850
Accumulated deficit                                             (20,433)      (21,529)
                                                               --------      --------
                                      SHAREHOLDERS' EQUITY       23,394        22,500
                                                               --------      --------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 39,974      $ 43,852
                                                               ========      ========

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF OPERATIONS

The following statement of operations of CleveTrust Realty Investors for the three-month periods ended December 31, 1996 and 1995, respectively, is unaudited, but in the opinion of management includes all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal, recurring nature. The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the results of operations for succeeding periods.




                                                           Three Months Ended
                                                      ----------------------------
                                                       12/31/96         12/31/95
                                                      ------------     -----------
                                                   (in thousands, except per share data)

INCOME
---------------------------------------

Real estate operations:
  Rental Income                                           $2,492          $2,567

  Less:  Real estate operating expenses                    1,106           1,252
  Less:  Depreciation expense                                  0             450
                                                          ------          ------
                                                           1,106           1,702
                                                          ------          ------
Income from real estate operations                         1,386             865
Interest income                                               20               8
Dividend income                                                0              61
Other                                                          2               2
                                                          ------          ------
                                                           1,408             936

EXPENSES
---------------------------------------
Interest:
  Mortgage notes payable                                     184             222
  Bank notes payable                                         168             188
                                                          ------          ------
                                                             352             410
General and administrative - NOTE E                          536             195
                                                          ------          ------
                                                             888             605
                                                          ------          ------

                       OPERATING INCOME                      520             331
Gains on sales of real estate - NOTE B                       576               0
                                                          ------          ------

                             NET INCOME                   $1,096            $331
                                                          ======          ======

Per Share of Beneficial Interest - NOTE F:
  Operating income                                          0.10            0.06
  Gains on sales of real estate                             0.11            0.00
                                                          ------          ------
                     NET INCOME PER SHARE                  $0.21           $0.06
                                                          ======          ======

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                          5,143           5,217
                                                          ======          ======

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF CASH FLOWS


                                                                                     Three Months Ended
                                                                               ------------------------------
                                                                                 12/31/96         12/31/95
                                                                               -------------     ------------
                                                                                        (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                          $1,096              $331
Non-cash revenues and expenses included in income:
  Depreciation expense                                                                   0               450
  Decrease (increase) in other assets                                                2,030               (25)
  (Decrease) increase in accrued interest on notes payable                              (8)               11
  Increase (decrease) in accrued expenses and other liabilities                        298               (34)
Reconciliation to net cash flow from operating activities:
  Gains on sales of real estate                                                       (576)                0
                                                                                   -------           -------
                                      Cash Flow From Operating Activities            2,840               733

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                                 (373)             (236)
  Proceeds from properties sold                                                      2,351                 0
  (Increase) in investments in securities                                                0            (2,057)
Real estate mortgage loan repayments                                                    37                87
                                                                                   -------           -------
                           Cash Flow (Used in) From Investing Activities             2,015            (2,206)

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal borrowings                                                                   0               500
  Principal amortization payments                                                      (53)              (45)
  Principal repayments                                                              (1,208)                0
Bank notes payable:
  Borrowings                                                                             0             2,000
  Repayments                                                                        (3,800)                0
Shares repurchased and subsequently retired                                           (202)             (174)
Distributions to shareholders                                                            0              (209)
                                                                                   -------           -------
                           Cash Flow (Used In) From Financing Activities            (5,263)            2,072
                                                                                   -------           -------

(Decrease) increase in cash and short-term investments                                (408)              599
Balance at beginning of year                                                         1,490               188
                                                                                   -------           -------

Balance at end of period                                                            $1,082              $787
                                                                                   =======           =======

See notes to financial statements.

                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE A - INCOME TAXES

The Trust had no income tax expense for the three month period ended December 31, 1995 or for the fiscal year ended September 30, 1996. The Trust had no income tax expense for the three month period ended December 31, 1996 and it expects to have no income tax expense for the fiscal year ended September 30, 1997.

The Trust had a net deferred tax asset position at December 31, 1995 and September 30, 1996 of approximately $2,455,000 and $2,567,000, respectively. The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax will be realized.

NOTE B - INVESTED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Trust's properties are reported in the Trust's financial statements at the lower of carrying value or estimated fair value, less cost to sell. The Trust reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). The Plan, as proposed, would involve the sale of the Trust's properties during a period of approximately three years. Based on the announcement the Trust has reclassified all of its properties at September 30, 1996, in accordance with SFAS No. 121, to Properties Held for Sale. Additionally, because the Trust has classified all properties as properties held for sale the Trust stopped recording depreciation as of October 1, 1996. A review of the carrying value of all the properties at September 30, 1996 determined that four properties had a carrying value higher than the estimated fair value, less cost to sell. Therefore, a valuation reserve, which totals $3,307,000, was established for these four properties to lower their carrying value to their estimated fair value, less cost to sell. A review at December 31, 1996 determined that there has been no significant change to any of the properties, and, therefore, no change in the valuation reserve was required.

On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. This sale resulted in a gain of approximately $563,000. Additionally, on December 30, 1996 the Trust completed a $20,000 sale of a .23 acre land parcel located in Dubuque, Iowa. This sale resulted in a gain of approximately $13,000.

NOTE C - MORTGAGE NOTES PAYABLE

In connection with the October 7, 1996 sale of the Littleton Bank Building, referenced in Note B above, the Trust repaid in full, the $1,208,000 first mortgage loan, which was secured by the Littleton Bank Building.

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE D - BANK NOTES PAYABLE

The Trust has a revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. The 1994 Credit is for up to $25,000,000 (but is limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 is currently available and $10,000,000 will be available upon payment of an activation fee of 3/4 of 1% on the $10,000,000. Interest will be at either i) 1/4 of 1% over the prime rate; ii) 250 basis points over the LIBOR rate; or iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% is due on any funds available but not borrowed. The initial term was for three years. Each year the lenders will review the 1994 Credit with the right to extend it for one additional year. The lenders have extended the 1994 Credit through March 1, 1999. At December 31, 1996 the outstanding balance was $6,000,000. At September 30, 1996 the outstanding balance was $9,800,000. The 1994 Credit is secured by certain of the Trust's real estate and contains certain covenants including a covenant for a minimum shareholders' equity. At December 31, 1996 the amount of shareholders' equity free from such restrictions was approximately $3,394,000.

NOTE E - GENERAL AND ADMINISTRATIVE EXPENSES

Included in the general and administrative expenses for the quarter ended December 31, 1996 was $74,000 of expenses related to the Plan for the liquidation of the Trust. Additionally, in connection with the Plan, the Trust would make severance payments to the officers and employees of the Trust upon their termination. The defined obligation totals $1,247,000. Certain other severance payments will be made depending on the Trust's ability to achieve defined distributions to the shareholders. The Trust is accruing the defined severance obligations over a period of one year, with the exception of Mr. Kikol's severance which is being accrued over an eighteen month period. Therefore, $266,000 of these defined employee severance payments was accrued and expensed during the quarter ended December 31, 1996.

NOTE F - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

NOTE G - SUBSEQUENT EVENTS

On January 21, 1997 the Trust completed a $5,950,000 sale of the Warren Plaza Shopping Center located in Dubuque, Iowa. This sale resulted in a gain of approximately $1,726,000 which will be reported in the second quarter ended March 31, 1997. The net sales proceeds of approximately $5,870,000 together with available cash were used to repay in full the $6,000,000 balance of the 1994 Credit.

Effective February 6, 1997 the Trust terminated the 1994 Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

At December 31, 1996 the Trust's Invested assets were comprised of properties held for sale, net of a $3,307,000 valuation reserve, of $37,493,000 and one real estate mortgage loan totaling $82,000. This compared with properties held for sale, net of a $3,307,000 valuation reserve, of $38,896,000 and two real estate mortgage loans totaling $119,000 at September 30, 1996. The change since year end was the net result of the Trust completing the October 7, 1996 sale of the Littleton Bank Building, located in Littleton, Colorado and the sale of a
 .23 acre land parcel located in Dubuque, Iowa, spending $373,000 on improvements to existing properties, and receiving $37,000 in real estate mortgage loan repayments. Other assets decreased $2,030,000 from September 30, 1996 to December 31, 1996. Of this amount $1,918,000 represents a receivable established by the Trust as due on its sale of securities in September, 1996, which funds were received by the Trust on October 1, 1996.

In connection with the October 7, 1996 sale of the Littleton Bank Building the Trust repaid the $1,209,000 first mortgage loan which was secured by that property. Also, the Trust reduced the bank notes payable by making paydowns totaling $3,800,000 on the 1994 Credit, primarily from the funds received in connection with the sale of securities in September, 1996 and the net proceeds from the sale of the Littleton Bank Building.

The $894,000 increase in shareholders' equity at December 31, 1996 from September 30, 1996 was the net effect of the Trust repurchasing and retiring 42,527 shares at a total cost of $202,000 and recording net income of $1,096,000.

RESULTS OF OPERATIONS

Income from real estate operations during the quarter ended December 31, 1996 increased $521,000 (60%) when compared to the quarter ended December 31, 1995. Rental income for the quarter ended December 31, 1996 decreased $75,000 (3%) compared to the quarter ended December 31, 1995. Real estate operating expenses decreased $146,000 (12%) in the three months ended December 31, 1996 versus 1995. The decline in rental income and real estate operating expenses was primarily due to the sale of the European Crossroads retail center in March, 1996, the sale of two of the five buildings in the Walnut Stemmons Office Park in September, 1996 and the above referenced sale of the Littleton Bank Building in October, 1996. Because the Trust has classified all of its properties as properties held for sale, there was no depreciation expense recorded for the quarter ended December 31, 1996, compared to $450,000 of depreciation expense recorded for the quarter ended December 31, 1995.

The $58,000 (14%) decrease in interest expense for the three month period ended December 31, 1996 when compared to the same period one year ago was primarily due to less borrowings outstanding, as the Trust repaid one first mortgage loan and made a paydown on the 1994 Credit, as referenced above. The $341,000 increase in general and administrative expenses when comparing the quarter ended December 31, 1996 to the same quarter one year ago, was primarily due to the Trust recording $74,000 of expenses related to the Plan for the liquidation of the Trust. Additionally, in connection with the Plan, the Trust would make severance payments to the officers and employees of the Trust upon their termination. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (Continued)

defined obligation totals $1,247,000. Certain other severance payments will be made depending on the Trust's ability to achieve defined distributions to the shareholders. The Trust is accruing the defined severance obligations over a period of one year, with the exception of Mr. Kikol's severance which is being accrued over an eighteen month period. Therefore, $266,000 of these defined employee severance payments was accrued and expensed during the quarter ended December 31, 1996. There were no like expenses during the quarter ended December 31, 1995.

For the quarter ended December 31, 1996 the Trust recorded a gain of $563,000 on the sale of the Littleton Bank Building and $13,000 on the sale of a .23 acre parcel of land located in Dubuque, Iowa.

OTHER

The Trust is currently in the process of attempting to finalize negotiations of an agreement in principle with a third party concerning a business proposal as an alternative to the Plan of Liquidation. There can be no assurance that the Trust will be successful in entering into such agreement in principle or that the contemplated transaction will be completed.

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






                                             CLEVETRUST REALTY INVESTORS
                                                   (Registrant)







Date:    February 14, 1997                By:    /s/ John C. Kikol
                                              ------------------------------
                                                John C. Kikol, Chairman and
                                                        President






Date:    February 14, 1997                By:    /s/ Michael R. Thoms
                                               -----------------------------
                                              Michael R. Thoms, Vice President
                                                     and Treasurer

                           CLEVETRUST REALTY INVESTORS


        QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX

"Assigned"
Exhibit No.                       Description                           Page No.
-----------                       -----------                           --------

   (27)                          Financial Data                            13