Form 10-Q
period 1997-03-31
CLEVETRUST REALTY INVESTORS
filed 1997-05-07
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          March 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the transition period from            to
                                                   ------------  -------------

                          Commission File Number 0-5641

                           CLEVETRUST REALTY INVESTORS
             (Exact name of registrant as specified in its charter)

             Massachusetts                               34-1085584
(State or other jurisdiction of incorporation        (I. R. S. Employer
  or organization)                                   Identification No.)

     2001 Crocker Road, Suite 400
           Westlake, Ohio                                44145
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

Shares of Beneficial Interest Outstanding at May 6, 1997:  5,136,616

                           CLEVETRUST REALTY INVESTORS

                                      INDEX

                                                                                          Page
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                       Statements of Financial Condition
                           -- March 31, 1997 and September 30, 1996                         3

                        Statements of Operations
                           -- Three Months and Six Months ended March 31, 1997 and 1996     4

                         Statements of Cash Flows
                            -- Six Months ended March 31, 1997 and 1996                     5

                          Notes to Financial Statements                                     6

           Item 2.    Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                     9

PART II.   OTHER INFORMATION:

            Item 1.    Legal Proceedings                                                   12

            Item 2.    Changes in Securities                                               12

            Item 3.    Defaults upon Senior Securities                                     12

            Item 4.    Submission of Matters to a Vote of Security Holders                 12

            Item 5.    Other Information                                                   12

            Item 6.    Exhibits and Reports on Form 8-K                                    12

CLEVETRUST REALTY INVESTORS
STATEMENTS OF FINANCIAL CONDITION

                                                                        MARCH 31, 1997   SEPTEMBER 30, 1996
                                                                        --------------   ------------------
                                                                                 (in thousands)
ASSETS
------------------------------------------------------------------------
Invested assets - NOTE B:
  Properties held for sale                                                  $32,945           $42,203
  Valuation reserve                                                           3,307             3,307
                                                                           --------          --------
                                                                             29,638            38,896
  Real estate mortgage loans                                                     82               119
                                                                           --------          --------
                                                                             29,720            39,015
Cash and cash equivalents                                                     9,555             1,490
Other assets                                                                    986             3,347
                                                                           --------          --------
                                                            TOTAL ASSETS    $40,261           $43,852
                                                                           ========          ========
LIABILITIES
------------------------------------------------------------------------
Mortgage notes payable - NOTE C                                              $8,245            $9,563
Bank notes payable - NOTE D                                                       0             9,800
Accrued interest on notes payable                                                 0                14
Accrued expenses and other liabilities                                        1,646             1,975
                                                                           --------          --------
                                                       TOTAL LIABILITIES      9,891            21,352
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------
Shares of Beneficial Interest, par value
  $1 per Share:
    Authorized - - Unlimited
    Issued and outstanding shares
    (3/31/97 - 5,136,616; 9/30/96 - 5,179,143)                                5,137             5,179
Additional paid-in capital                                                   38,690            38,850
Accumulated deficit                                                         (13,457)          (21,529)
                                                                           --------          --------
                                              TOTAL SHAREHOLDERS' EQUITY     30,370            22,500
                                                                           --------          --------
                              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $40,261           $43,852
                                                                           ========          ========


See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENTS OF OPERATIONS

The following statements of operations of CleveTrust Realty Investors for the three-month and six-month periods ended March 31, 1997 and 1996, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended March 31, 1997 are not necessarily indicative of the results of operations for succeeding periods.

                                                        Three Months Ended   Six Months Ended
                                                       -------------------  ------------------
                                                        03/31/97 03/31/96   03/31/97  03/31/96
                                                       --------- ---------  --------- --------
                                                        (in thousands, except per share data)
INCOME

Real estate operations:
  Rental Income                                          $2,278    $2,582     $4,770    $5,149

  Less:  Real estate operating expenses                   1,094     1,282      2,200     2,534
  Less:  Depreciation expense                                 0       433          0       883
                                                        -------   -------    -------   -------
                                                          1,094     1,715      2,200     3,417
                                                        -------   -------    -------   -------
Income from real estate operations                        1,184       867      2,570     1,732
Interest income                                              43        10         63        18
Dividend income                                               0        59          0       120
Other                                                        91         6         93         8
                                                        -------   -------    -------   -------
                                                          1,318       942      2,726     1,878
EXPENSES

Interest:
  Mortgage notes payable                                    178       224        362       446
  Bank notes payable                                        126       212        294       400
                                                        -------   -------    -------   -------
                                                            304       436        656       846
General and administrative - NOTE E                         632       190      1,168       385
                                                        -------   -------    -------   -------
                                                            936       626      1,824     1,231
                                                        -------   -------    -------   -------
                                    OPERATING INCOME        382       316        902       647
Gain (loss) on sales of real estate - NOTE B              6,594      (244)     7,170      (244)
                                                        -------   -------    -------   -------
                                          NET INCOME     $6,976   $    72    $ 8,072   $   403
                                                        =======   =======    =======   =======
Per Share of Beneficial Interest - NOTE F:
  Operating income                                      $  0.07   $  0.06    $  0.18   $  0.12
  Gain (loss) on sales of real estate                      1.28     (0.05)      1.39     (0.05)
                                                        -------   -------    -------   -------
                               NET INCOME  PER SHARE    $  1.35   $  0.01    $  1.57   $  0.07
                                                        =======   =======    =======   =======
Weighted Average Number of Shares of
  Beneficial Interest Outstanding                         5,137     5,179      5,140     5,198
                                                        =======   =======    =======   =======

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                      -------------------
                                                                      03/31/97   03/31/96
                                                                      --------   --------
                                                                         (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                           $  8,072    $    403
Non-cash revenues and expenses included in income:
  Depreciation expense                                                      0         883
  Decrease in other assets                                              2,361         149
  Increase (decrease) in accrued interest on notes payable                (14)         47
  Decrease in accrued expenses and other liabilities                     (329)       (527)
Reconciliation to net cash flow from operating activities:

  (Gain) loss on sales of real estate                                  (7,170)        244
                                                                     --------    --------
                     Cash Flow From Operating Activities                2,920       1,199

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                    (517)       (449)
  Purchases of properties                                                   0      (3,469)
  Proceeds from properties sold                                        16,945         670
Increase in investments in securities                                       0      (2,057)
Real estate mortgage loan repayments                                       37         124
                                                                     --------    --------
                     Cash Flow From (Used In) Investing Activities     16,465      (5,181)

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal borrowings                                                      0         500
  Principal amortization payments                                        (110)        (95)
  Principal repayments                                                 (1,208)          0
Bank notes payable:
  Borrowings                                                                0       4,900
  Repayments                                                           (9,800)          0
Shares repurchased and subsequently retired                              (202)       (174)
Distributions to shareholders                                               0        (416)
                                                                     --------    --------
                     Cash Flow (Used In) From Financing Activities    (11,320)      4,715
                                                                     --------    --------
Increase in cash and short-term investments                             8,065         733
Balance at beginning of year                                            1,490         188
                                                                     --------    --------
Balance at end of period                                             $  9,555    $    921
                                                                     ========    ========

See notes to financial statements

                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE A - INCOME TAXES

The Trust had no income tax expense for the six month periods ended March 31, 1996 and 1997 or for the fiscal year ended September 30, 1996. For the fiscal year ending September 30, 1997 the Trust could incur federal income tax expense should the Trust be successful in completing the sale of properties currently under contracts of sale and the sale of any of the other properties currently being held for sale.

The Trust had a net deferred tax asset position at March 31, 1997 and September 30, 1996 of approximately $235,000 and $3,048,000, respectively. The Trust maintains a valuation reserve equal to its net deferred tax asset as there is doubt as to whether the net deferred tax asset will be realized.

NOTE B - INVESTMENTS IN REAL ESTATE

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Trust's properties are reported in the Trust's financial statements at the lower of carrying value or estimated fair value, less cost to sell. The Trust reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). The Plan, as proposed, would involve the sale of the Trust's properties during a period of approximately three years. Based on the announcement the Trust has reclassified all of its properties as of September 30, 1996, in accordance with SFAS No. 121, to Properties Held for Sale. Additionally, because the Trust has classified all properties as properties held for sale the Trust stopped recording depreciation as of October 1, 1996. A review of the carrying value of all the properties at September 30, 1996 determined that four properties had a carrying value higher than the estimated fair value, less cost to sell. Therefore, a valuation reserve, which totals $3,307,000, was established for these four properties to lower their carrying value to their estimated fair value, less cost to sell. A review at March 31, 1997 determined that there has been no significant change to any of the properties, and therefore, no change in the valuation reserve was required.

On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. This sale resulted in a gain of approximately $563,000. On December 30, 1996 the Trust completed a $20,000 sale of a .23 acre land parcel located in Dubuque, Iowa. This sale resulted in a gain of approximately $13,000. On January 21, 1997 the Trust completed a $5,950,000 sale of the Warren Plaza Shopping Center located in Dubuque, Iowa. This sale resulted in a gain of approximately $1,727,000. On February 28, 1997 the Trust closed the $3,475,000 sale of the Triangle Square Retail Center located in Hilton Head, South Carolina. This sale resulted in a gain of approximately $2,550,000. On March 12, 1997 the Trust completed the $5,350,000 sale of the Englewood Bank Building located in Englewood, Colorado. This sale resulted in a gain of approximately $2,317,000.

On March 28, 1996 the Trust completed a $600,000 sale of the European Crossroads office/retail complex on 11.5 acres of land located in Dallas, Texas. The sale resulted in a loss of $313,000. During January

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE B - INVESTED ASSETS - (continued)

and February, 1996 the Trust completed the sale of three condominium units located in Davie, Florida for a total sales price of $138,000. These sales resulted in a gain of $69,000.

NOTE C - MORTGAGE NOTES PAYABLE

In connection with the October 7, 1996 sale of the Littleton Bank Building, referenced in Note B above, the Trust repaid in full, the $1,208,000 first mortgage loan, which was secured by the Littleton Bank Building.

NOTE D - BANK NOTES PAYABLE

On January 21, 1997 the Trust repaid in full the revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. Effective February 6, 1997 the Trust terminated the 1994 Credit. The 1994 Credit was for up to $25,000,000 (but was limited by the value of the collateral provided). Of this amount a maximum of $15,000,000 was available and $10,000,000 would have been available upon payment of an activation fee of 3/4 of 1% on the $10,000,000. Interest was at either i) 1/4 of 1% over the prime rate; ii) 250 basis points over the LIBOR rate; or iii) NCB's fixed interest rate available from time to time. Additionally, a commitment fee of 3/8 of 1% was due on any funds available but not borrowed. The initial term was for three years. The lenders had extended the maturity date to March 1, 1999. At September 30, 1996 the outstanding balance was $9,800,000. The 1994 Credit had been secured by certain of the Trust's real estate investments.

NOTE E - GENERAL AND ADMINISTRATIVE EXPENSES

Included in the general and administrative expenses for the six months ended March 31, 1997 was $147,000 of expenses related to the Plan for the liquidation of the Trust. Additionally, in connection with the Plan, the Trust will make severance payments to the officers and employees of the Trust upon their termination. The defined obligation totals $1,247,000. Certain other severance payments will be made depending on the Trust's ability to achieve defined distributions to shareholders. The Trust is accruing the defined severance obligations over a period of one year, with the exception of Mr. Kikol's severance which is being accrued over an eighteen month period. Therefore, $533,000 of these defined employee severance payments have been accrued and expensed during the six months ended March 31, 1997.

NOTE F - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE G - SUBSEQUENT EVENTS

On April 28, 1997 the Trust completed a $4,450,000 sale of the Spring Village Shopping Center located in Davenport, Iowa. The sale resulted in a gain of approximately $675,000 which will be reported in the third quarter ended June 30, 1997.

On April 29, 1997 at 1997 Annual Shareholders' Meeting the shareholders voted to adopt the Plan for the Orderly Liquidation and Dissolution of the Trust previously approved by the Trustees.

On April 29, 1997 the Trustees declared a liquidating distribution of $2.50 per share payable May 16, 1997 to shareholders of record as of May 9, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

At March 31, 1997 the Trust's invested assets consisted of properties held for sale, net of a $3,307,000 valuation reserve, of $29,638,000 and one real estate mortgage loan totaling $82,000. This compared with properties held for sale, net of a $3,307,000 valuation reserve, of $38,896,000 and two real estate mortgage loans totaling $119,000 at September 30, 1996. The change since year end was the net result of the Trust completing the October 7, 1996 sale of the Littleton Bank Building, located in Littleton, Colorado, the December 30, 1996 sale of a
 .23 acre land parcel located in Dubuque, Iowa, the January 21, 1997 sale of the Warren Plaza Shopping Center, located in Dubuque, Iowa, the February 28, 1997 sale of the Triangle Square Retail Center, located in Hilton Head, South Carolina and the March 12, 1997 sale of the Englewood Bank Building, located in Englewood, Colorado, spending $517,000 on improvements to existing properties, and receiving $37,000 in real estate mortgage loan repayments. The Trust's $8,065,000 increase in cash and cash equivalents is primarily the result of the receipt of sales proceeds from the above referenced sales. Other assets decreased $2,361,000 from September 30, 1996 to March 31, 1997. Of this amount $1,918,000 represents a receivable established by the Trust as due on its sale of securities in September, 1996, which funds were received by the Trust on October 1, 1996.

In connection with the October 7, 1996 sale of the Littleton Bank Building the Trust repaid the $1,209,000 first mortgage loan which was secured by that property. Also, the Trust repaid in full the $9,800,000 of bank notes payable representing the 1994 Credit, which was terminated effective February 6, 1997. The majority of the funds used to pay down the 1994 Credit were received in connection with the sale of securities in September, 1996 ($1,918,000), the net proceeds from the sale of the Littleton Bank Building ($1,070,000) and the net proceeds from the sale of the Warren Plaza Shopping Center ($5,890,000). The balance of the funds came from cash on hand at September 30, 1996.

The $7,870,000 increase in shareholders' equity at March 31, 1997 from September 30, 1996 was the net effect of the Trust repurchasing, in an open market transaction, and retiring 42,527 shares at a total cost of $202,000 and recording net income of $8,072,000.

RESULTS OF OPERATIONS

Quarter ended March 31, 1997 versus March 31, 1996:

Income from real estate operations during the quarter ended March 31, 1997 increased $317,000 (36%) when compared to the quarter ended March 31, 1996. Rental income for the quarter ended March 31, 1997 decreased $304,000 (12%) compared to the quarter ended March 31, 1996. Real estate operating expenses decreased $188,000 (15%) in the three months ended March 31, 1997 versus 1996. The decline in rental income and real estate operating expenses was primarily due the sales of properties as described above. Because the Trust has classified all of its properties as properties held for sale, there was no depreciation expense recorded for the quarter ended March 31, 1997 compared to $433,000 of depreciation expense recorded for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (Continued)

The $33,000 increase in interest income when comparing the quarter ended March 31, 1997 with the quarter ended March 31, 1996 is primarily due to the interest earned on the investment of the cash proceeds from the sales of properties, as referenced above.

The $59,000 of dividend income during the quarter ended March 31, 1996 represents the dividends earned by the Trust on its investments in securities. The Trust had no like income nor investments during the quarter ended March 31, 1997.

The $132,000 (30%) decrease in interest expense for the three month period ended March 31, 1997 when compared to the same period one year ago was primarily due to the Trust's repayment of a $1,209,000 first mortgage loan in October, 1996 and the repayment of $9,800,000 outstanding under the 1994 Credit. Both of these repayments were discussed above. The $442,000 increase in general and administrative expenses when comparing the quarter ended March 31, 1997 to the same quarter one year ago, was primarily due to the following two expenses. The first was the $72,000 of expenses related to the Plan for the liquidation of the Trust. Also in connection with the Plan, the Trust will make severance payments to the officers and employees of the Trust upon their termination. The defined obligation totals $1,247,000. Certain other severance payments will be made depending on the Trust's ability to achieve defined distributions to the shareholders. The Trust is accruing the defined severance obligations over a period of one year, with the exception of Mr. Kikol's severance which is being accrued over an eighteen month period. Therefore, $266,000 of these defined employee severance payments were accrued and expensed during the quarter ended March 31, 1997. There were no like expenses during the quarter ended March 31, 1996.

During the three months ended March 31, 1997 the Trust completed three sales, all of which resulted in gains. The first was the January 21, 1997 $5,950,000 sale of the Warren Plaza Shopping Center located in Dubuque, Iowa. This sale resulted in a gain of approximately $1,727,000. The second was the February 28, 1997 $3,475,000 sale of the Triangle Square Retail Center located in Hilton Head, South Carolina. This sale resulted in a gain of $2,550,000. The third was the March 12, 1997 $5,350,000 sale of the Englewood Bank Building located in Englewood, Colorado. This sale resulted in a gain of approximately $2,317,000.

During the three months ended March 31, 1996 the Trust completed two sales, one of which resulted in a gain and the other in a loss. First during January and February, 1996 the Trust sold three condominium units located in Davie, Florida. The $138,000 sales resulted in gains totaling $69,000. The second sale was the March 28, 1996 $600,000 sale of the European Crossroads office/retail center located in Dallas, Texas. This sale resulted in a loss of $313,000.

Six Months ended March 31, 1997 versus March 31, 1996:

Income from real estate operations in the six months ended March 31, 1997 increased $838,000 (48%) compared to the six months ended March 31, 1996. Rental income for the six months ended March 31,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (continued)

1997 decreased $379,000 (7%) when compared to the six months ended March 31, 1996. Real estate operating expenses during the current six months decreased $334,000 (13%) when compared to the same period one year ago. The decline in rental income and real estate operating expenses was primarily due to the sales of properties, as described above. Because the Trust has classified all of its properties as properties held for sale, there was no depreciation expense recorded for the six months ended March 31, 1997, compared to $883,000 of depreciation expense recorded for the six months ended March 31, 1996.

The $120,000 of dividend income during the six months ended March 31, 1996 represents the dividends earned by the Trust on its investments in securities. The Trust had no like income nor investments during the six months ended March 31, 1997.

The $190,000 (22%) decrease in interest expense for the six month period ended March 31, 1997 when compared to the same period one year ago was primarily due to the repayment of the $1,209,000 first mortgage and the $9,800,000 of borrowings under the 1994 Credit. Both of these repayments were previously discussed. The $783,000 increase in general and administrative expenses when comparing the six months ended March 31, 1997 to the same period one year ago, was primarily due to the Trust recording $147,000 of expenses related to the Plan for the liquidation of the Trust. Additionally, in connection with the Plan, as previously referenced above, the Trust would make severance payments to the officers and employees of the Trust upon their termination. For the six months ended March 31, 1997 the Trust has accrued $533,000 of these required severance payments. There was no like expense during the six month period ended March 31, 1996.

In addition to the gains and losses for both quarters ended March 31, 1997 and 1996 discussed above, the six month period ended March 31, 1997 also includes the $563,000 gain on the October 7, 1996 sale of the Littleton Bank Building located in Littleton, Colorado and the $13,000 gain on the December 30, 1996 sale of a .23 acre parcel of land located in Dubuque, Iowa.

OUTLOOK

On April 29, 1997 the Trustees declared a liquidating distribution of $2.50 per share payable May 16, 1997 to shareholders of record as of May 9, 1997. Based on indications of interest with regards to several of the Trust's properties, the Trust currently estimates that the total liquidating distributions, of which this $2.50 per share is the first, will total approximately $6.50 to $7.00 per share. It is important to emphasize that such forecasts are forward looking and that the projected sales of properties can be affected by many factors, including demand and availability of similar properties in the local real estate markets and the availability and terms of financing available for commercial real estate.

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

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit (27):  Financial Data Schedule

           (b)  Form 8-K dated February 19,1997
                Item 5. Other Events - - On February 19, 1997 the Trust, certain major shareholders of the Trust and RM Crowe Company, a Texas Corporation ("RMC") executed a letter of intent which provided that RMC, the Trust and such shareholders intend to negotiate definitive agreements pursuant to which RMC may acquire all of the outstanding shares of beneficial interest of the Trust at a price of Six Dollars and Forty-Two Cents ($6.42) per share, in cash. A copy of a News Release dated February 20, 1997 was filed as Exhibit 99.1.

                Form 8-K dated April 1, 1997
                Item 5. Other Events - - On April 4, 1997 the Trust announced that the Trust and RM Crowe Company, a Texas Corporation ("RMC") terminated negotiations under a Letter of Intent with respect to a proposal by RMC to acquire all of the outstanding shares of beneficial interest of the Trust at a price of $6.42 per share. The period state in the Letter of Intent for the negotiation of a definitive agreement was previously extended from March 31, 1997 to April 4, 1997 pursuant to an extension letter between the parties. A copy of a News Release dated April 1, 1997 was filed as Exhibit 99.1. A copy of a News Release dated April 4, 1997 was filed as Exhibit 99.2.

                                   P A R T  I I

Item 6.    Exhibits and Reports on Form 8-K - (continued)

                Form 8-K dated April 29, 1997
                Item 5. Other Events - - On April 29, 1997 a Plan for the Orderly Liquidation (the "Plan") of the Trust was approved by the shareholders of the Trust. Of the 5,136,616 shares eligible to vote 4,075,938 participated at the meeting. The proposal to approve the Plan was approved by the holders of 4,070,003 shares, or approximately 79.2% of the outstanding shares, while 1,300 shares were voted against the Plan, and 4,635 shares abstained from voting on the Plan. A copy of a News Release dated April 29, 1997 was filed as Exhibit 99.1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CLEVETRUST REALTY INVESTORS

                                          (Registrant)

Date:    May 6, 1997             By:    /s/   John C. Kikol
                                    ----------------------------------
                                              John C. Kikol, President

Date:    May 6, 1997             By:    /s/   Michael R. Thoms
                                    ----------------------------------
                                              Michael R. Thoms, Vice President
                                                 and Treasurer

                           CLEVETRUST REALTY INVESTORS

         QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED MARCH 31, 1997

                                  EXHIBIT INDEX

Exhibit No.                                                 Description
-----------                                                 -----------

   (27)                                               Financial Data Schedule.