Form 10-Q
period 1997-06-30
CLEVETRUST REALTY INVESTORS
filed 1997-08-13
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          June 30, 1997

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to_________________________

                          Commission File Number 0-5641

                           CLEVETRUST REALTY INVESTORS
             (Exact name of registrant as specified in its charter)

              Massachusetts                              34-1085584
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

     2001 Crocker Road, Suite 400
                  Westlake, Ohio                           44145
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

Shares of Beneficial Interest Outstanding at August 11, 1997:  5,136,616

                           CLEVETRUST REALTY INVESTORS

                                      INDEX

                                                                                          Page
                                                                                         Number

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                      Statement of Financial Condition
                           -- June 30, 1997 and September 30, 1996                           3

                      Statement of Operations
                           -- Three Months and Nine Months ended June 30, 1997 and 1996      4

                      Statement of Cash Flows
                           -- Nine Months ended June 30, 1997 and 1996                       5

                      Notes to Financial Statements                                          6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                      9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 12

PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                        13

         Item 2.    Changes in Securities                                                    13

         Item 3.    Defaults upon Senior Securities                                          13

         Item 4.    Submission of Matters to a Vote of Security Holders                      13

         Item 5.    Other Information                                                        14

         Item 6.    Exhibits and Reports on Form 8-K                                         14

CLEVETRUST REALTY INVESTORS
STATEMENT OF FINANCIAL CONDITION

                                                             JUNE 30, 1997
                                                               (Unaudited)             SEPTEMBER 30, 1996
                                                          ----------------------     -----------------------
                                                                           (in thousands)

ASSETS
-----------------------------------------------------

Invested assets - NOTES B and C:
    Properties held for sale                                            $27,581                     $42,203
    Valuation reserve                                                     2,237                       3,307
                                                          ----------------------     -----------------------
                                                                         25,344                      38,896

  Real estate mortgage loans                                                 49                         119
                                                          ----------------------     -----------------------
                                                                         25,393                      39,015

Cash and cash equivalents                                                   922                       1,490
Other assets                                                                712                       3,347
                                                          ----------------------     -----------------------

                                        TOTAL ASSETS                    $27,027                     $43,852
                                                          ======================     =======================

LIABILITIES
-----------------------------------------------------

Mortgage notes payable - NOTE D                                          $8,189                      $9,563
Bank notes payable - NOTE E                                                   0                       9,800
Accrued interest on notes payable                                             0                          14
Accrued expenses and other liabilities                                    3,070                       1,975
                                                          ----------------------     -----------------------

                                   TOTAL LIABILITIES                     11,259                      21,352

SHAREHOLDERS' EQUITY
-----------------------------------------------------

Shares of Beneficial Interest, par value $1 per Share - NOTE G:
    Authorized - - Unlimited
    Issued and outstanding shares
      (6/30/97 - 5,136,616;  9/30/96 - 5,179,143)                         5,137                       5,179
Additional paid-in capital                                               38,690                      38,850
Accumulated deficit                                                     (28,059)                    (21,529)
                                                          ----------------------     -----------------------
                          TOTAL SHAREHOLDERS' EQUITY                     15,768                      22,500
                                                          ----------------------     -----------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $27,027                     $43,852
                                                          ======================     =======================

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF OPERATIONS

The following statement of operations of CleveTrust Realty Investors for the three-month and nine-month periods ended June 30, 1997 and 1996, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations of the three-month and nine-month periods ended June 30, 1997 are not necessarily indicative of the results of operations for succeeding periods.

                                                                 Three Months Ended      Nine Months Ended
                                                               ---------------------    --------------------
                                                               6/30/97       6/30/96    6/30/97      6/30/96
                                                               -------       -------    -------      -------
                                                                   (in thousands, except per share data)

INCOME
Real estate operations:
  Rental Income                                                $  1,720     $  2,625    $  6,490     $  7,774

  Less:  Real estate operating expenses                             782        1,355       2,982        3,889
  Less:  Depreciation expense                                         0          453           0        1,336
                                                               --------     --------    --------     --------
                                                                    782        1,808       2,982        5,225
                                                               --------     --------    --------     --------
Income from real estate operations                                  938          817       3,508        2,549
Interest income                                                      92           12         155           29
Dividend income                                                       0           54           0          174
Other                                                                 3            2          96           10
                                                               --------     --------    --------     --------
                                                                  1,033          885       3,759        2,762
EXPENSES
Interest:
  Mortgage notes payable                                            175          223         537          670
  Bank notes payable                                                  0          247         294          647
                                                               --------     --------    --------     --------
                                                                    175          470         831        1,317
General and administrative - NOTE F                                 727          157       1,891          541
Provision for valuation reserve - NOTE B                         (1,070)           0      (1,070)           0
                                                               --------     --------    --------     --------
                                                                   (168)         627       1,652        1,858
                                                               --------     --------    --------     --------
Income before gains (loss) on sales of real estate and
  income taxes                                                    1,201          258       2,107          904
Gains (loss) on sales of real estate - NOTE C                     4,142           23      11,412         (221)
Federal and state income taxes - NOTE A                          (1,453)           0      (1,557)           0
                                                               --------     --------    --------     --------

                                                NET INCOME     $  3,890     $    281    $ 11,962     $    683
                                                               ========     ========    ========     ========

Per Share of Beneficial Interest - NOTE G:
   Income before gains (loss) on sales of real estate and
     income taxes                                              $   0.23     $   0.05    $   0.41     $   0.17
  Gains (loss) on sales of real estate                             0.81         0.01        2.22        (0.04)
  Federal and state income taxes                                  (0.28)        0.00       (0.30)        0.00
                                                               --------     --------    --------     --------
                                      NET INCOME  PER SHARE    $   0.76     $   0.06    $   2.33     $   0.13
                                                               ========     ========    ========     ========

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                                 5,137        5,179       5,139        5,192
                                                               ========     ========    ========     ========

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF CASH FLOWS

                                                                      Nine Months Ended
                                                                   ----------------------
                                                                    6/30/97      6/30/96
                                                                   ---------    ---------
                                                                       (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                         $ 11,962     $    683
Non-cash revenues and expenses included in income:
  Depreciation expense                                                    0        1,336
  Provision for valuation reserve                                    (1,070)           0
  Decrease in other assets                                            2,635          243
  (Decrease) increase in accrued interest on notes payable              (14)          71
  Increase (decrease) in accrued expenses and other liabilities       1,095         (297)
Reconciliation to net cash flow from operating activities:
  (Gains) loss on sales of real estate                              (11,412)         221
                                                                   --------     --------
                          Cash Flow From Operating Activities         3,196        2,257

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                  (688)        (725)
  Purchases of properties                                                 0       (3,469)
  Proceeds from properties sold                                      26,722          778
Increase in investments in securities                                     0       (2,057)
Real estate mortgage loan repayments                                     70          162
                                                                   --------     --------
                Cash Flow From (Used In) Investing Activities        26,104       (5,311)

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal borrowings                                                    0          500
  Principal amortization payments                                      (166)        (147)
  Principal prepayments                                              (1,208)           0
Bank notes payable:
  Borrowings                                                              0        3,900
  Repayments                                                         (9,800)           0
Shares purchased and subsequently retired                              (202)        (174)
Distributions to shareholders                                       (18,492)        (623)
                                                                   --------     --------
               Cash Flow (Used In) From Financing Activities        (29,868)       3,456
                                                                   --------     --------

(Decrease) increase in cash and short-term investments                 (568)         402
Balance at beginning of year                                          1,490          188
                                                                   --------     --------

Balance at end of period                                           $    922     $    590
                                                                   ========     ========

See notes to financial statements.

                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE A - INCOME TAXES

For the nine month period ended June 30, 1997 the Trust recorded Federal income taxes of $1,271,000 ($400,000 current and $871,000 deferred) and State income taxes of $286,000. For the fiscal year ending September 30, 1997 the Trust could incur additional income taxes should the Trust be successful in completing the sale of properties currently under contracts of sale or complete the sale of any of the other properties currently being held for sale. The Trust had no income tax expense for the nine-month period ended June 30, 1996 or for the fiscal year ended September 30, 1996 as the Trust had net operating loss and capital loss carryforwards.

The Trust had a net deferred tax liability of approximately $871,000 at June 30, 1997. The Trust had a net deferred tax asset position at September 30, 1996 of approximately $3,048,000. At September 30, 1996 the Trust maintained a valuation reserve equal to its net deferred tax asset as there was doubt as to whether the net deferred tax would be realized.

NOTE B - INVESTMENTS IN REAL ESTATE

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Trust's properties are reported in the Trust's financial statements at the lower of carrying value or estimated fair value, less cost to sell. The Trust reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly liquidation of the Trust (the "Plan"). On April 29, 1997 the shareholders adopted the Plan. The Plan calls for the sale of the Trust's properties during a period of approximately three years. Based on the Trustees' vote the Trust reclassified all of its properties as of September 30, 1996, in accordance with SFAS No. 121, to Properties Held for Sale. Additionally, because the Trust has classified all properties as properties held for sale, the Trust stopped recording depreciation as of October 1, 1996. A review of the carrying value of all the properties at September 30, 1996 determined that four properties had a carrying value higher than the estimated fair value, less cost to sell. Therefore, a valuation reserve, which totaled $3,307,000, was established for these four properties to lower their carrying value to their estimated fair value, less cost to sell. A review at June 30, 1997 determined, that based on a contract to sell for one of the properties and offers to purchase a second, that the valuation reserve should be reduced. An adjustment of $1,070,000 to reduce the valuation reserve was made, reducing the valuation reserve on these four properties to $2,237,000 at June 30, 1997.

NOTE C - REAL ESTATE SALES

On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. This sale resulted in a gain of approximately $563,000. On December 30, 1996 the Trust completed a $20,000 sale of a .23 acre land parcel located in Dubuque, Iowa. This sale resulted in a gain of approximately $13,000. On January 21, 1997 the Trust completed a $5,950,000 sale of the Warren Plaza Shopping Center located in Dubuque, Iowa. This sale resulted in a gain of approximately $1,727,000. On February 28, 1997 the Trust completed a $3,475,000 sale of the Triangle Square Retail

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE C - REAL ESTATE SALES - (Continued)

Center located in Hilton Head, South Carolina. This sale resulted in a gain of approximately $2,650,000. On March 12, 1997 the Trust completed a $5,350,000 sale of the Englewood Bank Building located in Englewood, Colorado. This sale resulted in a gain of approximately $2,317,000. On April 28, 1997 the Trust completed a $4,450,000 sale of the Spring Village Shopping Center located in Davenport, Iowa. This sale resulted in a gain of approximately $679,000. On June 2, 1997 the Trust completed a $5,300,000 sale of the Executive Club Building located in Denver, Colorado. This sale resulted in a gain of approximately $3,463,000.

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

NOTE D - MORTGAGE NOTES PAYABLE

In connection with the October 7, 1996 sale of the Littleton Bank Building, referenced in Note C above, the Trust repaid in full the $1,208,000 first mortgage loan, which was secured by the Littleton Bank Building.

NOTE E - BANK NOTES PAYABLE

On January 21, 1997 the Trust repaid in full the revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"), which was signed effective November 30, 1994. Effective February 6, 1997 the Trust terminated the 1994 Credit.

NOTE F - GENERAL AND ADMINISTRATIVE EXPENSES

Included in the general and administrative expenses for the nine months ended June 30, 1997 was $198,000 of expenses related to the Plan of liquidation of the Trust. Additionally, in connection with the Plan, the Trust will make severance payments to the officers and employees of the Trust upon their termination. The defined obligation totals $1,247,000. Certain other severance payments will be made depending on the Trust's ability to achieve defined distributions to shareholders. The Trust is accruing the defined severance obligations over a period of one year to eighteen months. Therefore, $799,000 of these defined employee severance payments has been accrued and expensed during the nine months ended June 30, 1997. Also, in connection with the Plan, the four primary officers of the Trust executed new employment contracts effective September 1, 1996. As part of these contracts the officers waived all rights with respect to unexercised options. In return, additional compensation ("payments in lieu of options") will be paid to the officers, based on a calculation of a minimum threshold of the distributions to the Shareholders during the liquidation period. In connection with the distribution to shareholders of $1.10 per share paid June 19, 1997 payments in lieu of options totaling $214,000 were made to the four officers and included in general and administrative expenses.

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE G - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

NOTE H - SUBSEQUENT EVENTS

On August 1, 1997 the Trust completed a $17,860,000 sale of the Office Alpha Building, the 14800 Quorum Office Building and the Brookside Office Building all three of which are located in Dallas, Texas. The sale resulted in an estimated gain of approximately $5,080,000 which will be reported in the fourth quarter ended September 30, 1997.

On August 1, 1997 the Trustees declared a liquidating distribution of $2.10 per share payable August 18, 1997 to shareholders of record as of August 11, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

At June 30, 1997 the Trust's invested assets consisted of properties held for sale, net of a $2,237,000 valuation reserve, of $25,344,000 and one real estate mortgage loan totaling $49,000. This compared with properties held for sale, net of a $3,307,000 valuation reserve, of $38,896,000 and two real estate mortgage loans totaling $119,000 at September 30, 1996. The change since year end was the net effect of the following: (i) The sale of seven properties, October 7, 1996 - Littleton Bank Building, Littleton, Colorado; December 30, 1996 - .23 acre land parcel, Dubuque, Iowa; January 21, 1997 - Warren Plaza, Dubuque, Iowa; February 28, 1997 - Triangle Square, Hilton Head, South Carolina; March 12, 1997 - Englewood Bank Building, Englewood, Colorado; April 28, 1997 Spring Village Shopping Center, Davenport, Iowa; and June 2, 1997 - Executive Club Building, Denver, Colorado; (ii) Based on a contract to sell one of the four properties to which the valuation reserve applies and offers to purchase a second, the valuation reserve was reduced by $1,070,000 at June 30, 1997; (iii) Spending $688,000 on improvements to existing properties; and (iv) Receiving $70,000 in real estate mortgage loan repayments. Other assets decreased $2,635,000 from September 30, 1996 to June 30, 1997. Of this amount $1,918,000 represents a receivable established by the Trust as due on its sale of securities in September, 1996, which funds were received by the Trust on October 1, 1996.

In connection with the October 7, 1996 sale of the Littleton Bank Building the Trust repaid the $1,208,000 first mortgage loan which was secured by that property. In January the Trust repaid in full the $9,800,000 of bank notes payable representing the 1994 Credit, which was terminated effective February 6, 1997. The majority of the funds used to pay down the 1994 Credit were received in connection with the sale of securities in September, 1996 ($1,918,000), the net proceeds from the sale of the Littleton Bank Building ($1,070,000) and the net proceeds from the sale of the Warren Plaza Shopping Center ($5,890,000). The balance of the funds came from cash on hand at September 30, 1996. Accrued expenses and other liabilities increased $1,095,000 from September 30, 1996 to June 30, 1997. The increase is primarily due to accruals made by the Trust in connection with the liquidation including the following: (i) $759,000 of severance payments to officers and employees; (ii) $400,000 of current Federal income taxes due; (iii) $871,000 of deferred federal income tax liabilities; and
(iv) $110,000 of state income taxes. Other liabilities of the Trust, including accounts payable, accrued real estate taxes, and security deposits have decreased $930,000 during this nine month period as a result of the sales of properties as referenced above.

The $6,732,000 decrease in shareholders' equity at June 30, 1997 from September 30, 1996 was the net effect of the Trust repurchasing, in an open market transaction, and retiring 42,527 shares at a total cost of $202,000, recording net income of $11,962,000 and making liquidating distributions totaling $18,492,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Quarter ended June 30, 1997 versus June 30, 1996

Income from real estate operations during the quarter ended June 30, 1997 increased $121,000 (15%) when compared to the quarter ended June 30, 1996. Rental income for the quarter ended June 30, 1997 decreased $905,000 (34%) compared to the quarter ended June 30, 1996. Real estate operating expenses decreased $573,000 (42%) in the three months ended June 30, 1997 versus 1996. The decline in rental income and real estate operating expenses was primarily due to the sales of properties, as described above. Because the Trust has classified all of its properties as properties held for sale, there was no depreciation expense recorded for the quarter ended June 30, 1997 compared to $453,000 of depreciation expense recorded for the quarter ended June 30, 1996. The $80,000 increase in interest income when comparing the quarter ended June 30, 1997 with the quarter ended June 30, 1996 was primarily due to interest earned on the investment of the cash proceeds from the sales of properties, as referenced above.

The $54,000 of dividend income during the quarter ended June 30, 1996 represents the dividends earned by the Trust on its investments in securities. The Trust had no like income or investments during the quarter ended June 30, 1997.

The $295,000 (63%) decrease in interest expense for the three month period ended June 30, 1997 when compared to the same period one year age was primarily due to the Trust's repayment of a $1,209,000 first mortgage loan in October, 1996 and the repayment of $9,800,000 outstanding under the 1994 Credit. Both of these repayments were discussed above. The $570,000 increase in general and administrative expenses when comparing the quarter ended June 30, 1997 to the same quarter one year ago, was primarily due to the following three expenses. The first was the $51,000 of expenses related to the Plan for the liquidation of the trust. Also in connection with the Plan, the Trust will make severance payments to the officers and employees of the Trust upon their termination. The defined obligation totals $1,247,000. Certain other severance payments will be made depending on the Trust's ability to achieve defined distributions to the shareholders. The Trust is accruing the defined severance obligations over a period of one year, with the exception of Mr. Kikol's severance which is being accrued over an eighteen month period. Therefore, $266,000 of these defined employee severance payments were accrued and expensed during the quarter ended June 30, 1997. Thirdly, in connection with the Plan, the four primary officers of the Trust executed new employment contracts effective September 1, 1996. As part of these contracts the officers waived all rights with respect to unexercised options. In return, additional compensation ("payments in lieu of options") will be paid to the officers, based on a calculation of a minimum threshold of the distributions to the shareholders during the liquidation period. During the quarter ended June 30, 1997 payments in lieu of options totaled $214,000. There were no like expenses during the quarter ended June 30, 1996. As described above, during the quarter ended June 30,1997 the Trust reduced the valuation reserve by $1,070,000, which resulted in a credit to expense in that amount.

During the three months ended June 30, 1997 the Trust completed two sales, both of which resulted in gains. The first was the April 28, 1997 $4,450,000 sale of the Spring Village Shopping Center located in Davenport, Iowa. This sale resulted in a gain of approximately $679,000. The second was the June 2, 1997 $5,300,000 sale of the Executive Club Building located in Denver, Colorado. This sale resulted in a gain of approximately $3,463,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (Continued)

On April 15, 1996 the Trust completed a $115,000 sale of 7.42 acres of vacant land located in Akron, Ohio. This sale resulted in a gain of $23,000.

During the quarter ended June 30, 1997 the Trust recorded federal income tax expense of $400,000 and state income tax expense of $182,000. The Trust also accrued a deferred federal income tax liability of $871,000. There was no income tax expense for the quarter ended June 30, 1996.

Nine Months ended June 30, 1997 versus June 30, 1996:

Income from real estate operations during the nine months ended June 30, 1997 increased $959,000 (38%) compared to the nine months ended June 30, 1996. Rental income for the nine months ended June 30, 1996 decreased $1,284,000 (17%) when compared to the nine months ended June 30, 1996. Real estate operating expenses during the current nine months decreased $907,000 (23%) when compared to the same period one year earlier. The decline in rental income and real estate operating expenses was primarily due to the sales of properties, as described above. Because the Trust has classified all of its properties as properties held for sale, there was no depreciation expense recorded for the nine months ended June 30, 1997, compared to $1,336,000 of depreciation expense recorded for the nine months ended June 30, 1996.

The $126,000 increase in interest income when comparing the quarter ended June 30, 1997 with the quarter ended June 30, 1996 was primarily due to interest earned on the investment of the cash proceeds from the sales of properties, as referenced above.

The $174,000 of dividend income during the nine-month period ended June 30, 1996 represents the dividends earned by the Trust on its investments in securities. The Trust had no like income or investments during the nine months ended June 30, 1997.

The $486,000 (37%) decrease in interest expense for the nine month period ended June 30, 1997 when compared to the same period one year ago was primarily due to the repayment of the $1,209,000 first mortgage loan and the $9,800,000 of borrowings under the 1994 Credit. Both of these repayments were previously discussed. The $1,350,000 increase in general and administrative expenses when comparing the nine months ended June 30, 1997 to the same period one year ago, was primarily due to the Trust recording $197,000 of expenses related to the Plan for the liquidation of the Trust, the accrual of $799,000 of severance payments to officers and employees and $214,000 of payments in lieu of options made to the four primary officers of the Trust, all of which were previously discussed in detail. Also, as previously discussed, the valuation reserve was reduced $1,070,000 in June, 1997, which resulted in a credit to expense in that amount.

As previously discussed under Financial Condition, the Trust completed the sale of seven properties during the nine months ended June 30, 1997. All seven resulted in gains, which were as follows: i. Littleton Bank Building - $563,000;
ii. Land parcel in Dubuque - $13,000; iii. Warren Plaza - $1,727,000; iv. Triangle Square - $2,650,000; v. Englewood Bank Building - $2,317,000; vi. Spring Village Shopping Center - $679,000; and vii. Executive Club Building - $3,463,000. During the nine months ended June 30, 1996 the Trust completed the following three sales: i. Sale of three condominium

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

units in Davie, Florida - $69,000 gain; ii. European Crossroads - $313,000 loss; and iii. Sale of vacant land in Akron, Ohio - $23,000 gain.

During the nine months ended June 30, 1997 the Trust recorded federal income tax expense of $400,000, accrued a federal tax liability of $871,000, and recorded state income tax expense of $286,000. There was no income tax expense for the nine months ended June 30, 1996.

OUTLOOK

On August 1, 1997 the Trustees declared a liquidating distribution of $2.10 per share payable August 19, 1997 to shareholders of record as of August 12, 1997. This represents the third liquidation distribution made by the Trust and brings the total of the liquidating distributions made by the Trust to $5.70 per share. Based on indications of interest regarding the Trust's remaining properties, the Trust currently estimates that the liquidating distributions will total approximately $6.50 to $7.00 per share. It is important to emphasize that such forecasts are forward-looking and that the projected sales of properties can be affected by many factors, including demand and availability of similar properties in the local real estate markets and the availability and terms of financing available for commercial real estate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           The 1997 Annual Meeting of Shareholders of CleveTrust Realty Investors was held on April 29, 1997 at the Holiday Inn - Westlake, 1100 Crocker Road, Westlake, Ohio. Proxies for the meeting were solicited by the Board of Trustees and there was no solicitation in opposition. Of the 5,136,616 shares eligible to vote 4,075,938 participated at the meeting. Four matters were presented to a vote of security holders.

           The first matter presented to a vote of security holders was the election of five Trustees. For Mr. Howard Amster, 4,074,445 shares were voted for his election, while 1,493 shares were withheld. For Mr. Robert H. Kanner, 4,074,445 shares were voted for his election, while 1,493 shares were withheld. For Mr. John C. Kikol, 4,074,445 shares were voted for his election, while 1,493 shares were withheld. For Mr. Leighton A. Rosenthal, 4,074,445 shares were voted for his election while 1,493 shares were withheld. For Mr. John D. Weil, 4,074,445 shares were voted for his election, while 1,493 shares were withheld.

           The second matter presented to a vote of security holders was the approval of a plan of termination and liquidation of the Trust. With respect to the Plan, 4,070,003 shares were voted in favor of, while 1,300 shares were voted against the plan and 4,635 shares abstained from voting on the plan.

           The third matter presented to a vote of security holders was a proposed amendment of the Declaration of Trust regarding shareholder approval for the disposition of properties of the Trust. With respect to the amendment, 4,065,323 shares were voted in favor, while 6,300 shares were voted against it and 4,615 shares abstained from voting on the amendment.

                                   P A R T II

Item 4.    Submission of Matters to a Vote of Security Holders - (Continued)

           The fourth matter presented to a vote of security holders was for the ratification of the Amended and Restated Employment Agreement dated as of September 24, 1996, between the Trust and John C. Kikol, President and Chief Executive Officer of the Trust. With respect to the Agreement, 4,047,900 shares were voted in favor, while 28,038 shares were voted against.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit (2); Plan of Liquidation (Resolution adopted by the Board of Trustees, September 24, 1996)

                Exhibit (27);  Financial Data Schedule

           (b)  Form 8-K dated April 1, 1997

                Item 5. Other Events - - On April 4, 1997 the Trust announced that the Trust and RM Crowe Company, a Texas Corporation ("RMC"), terminated negotiations under a Letter of Intent with respect to a proposal by RMC to acquire all of the outstanding shares of beneficial interest of the Trust at a price of $6.42 per share. The period stated in the Letter of Intent for the negotiation of a definitive agreement was previously extended from March 31, 1997 to April 4, 1997 pursuant to an extension letter between the parties. A copy of a News Release dated April 1, 1997 was filed as Exhibit 99.1. A copy of a News Release dated April 4, 1997 was filed as Exhibit 99.2.

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

                                          CLEVETRUST REALTY INVESTORS
                                                 (Registrant)

Date:    August 13, 1997                  By:  /s/   John C.Kikol
                                             ---------------------------------
                                               John C. Kikol, President



Date:    August 13, 1997                  By: /s/   Michael R. Thoms
                                             ---------------------------------
                                              Michael R. Thoms, Vice President
                                                  and Treasurer

                           CLEVETRUST REALTY INVESTORS

          QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED JUNE 30, 1997

                                  EXHIBIT INDEX

Exhibit No.                       Description

    (2) Plan of Liquidation (Resolution adopted by the Board of Trustees, September 24, 1996)

   (27)                  Financial Data Schedule.