Form 10-K405
period 1997-09-30
CLEVETRUST REALTY INVESTORS
filed 1997-12-18
CIK 20975

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-5641

                          CLEVETRUST REALTY INVESTORS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                           34-1085584
   (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    2001 CROCKER ROAD, SUITE 400,                     44145
            WESTLAKE, OHIO                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (440) 899-0909
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 SHARES OF BENEFICIAL INTEREST, $1.00 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     At December 2, 1997, 5,136,616 Shares of Beneficial Interest, par value $1.00 per Share, were outstanding, and the aggregate market value of the Shares of the Registrant held by non-affiliates (based upon the closing price of the Registrant's Shares on December 2, 1997, which was $1.25) was approximately $2,274,000. For purposes of this information, the outstanding Shares beneficially owned by all Trustees and Officers of the Registrant, were deemed to be the shares held by affiliates.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     CleveTrust Realty Investors (the "Trust") is a business trust organized in Massachusetts which commenced operations in 1971. The Trust's assets are composed principally of investments in real estate. The Trust directly manages all of its improved properties. At September 30, 1997 the Trust had 9 full-time employees.

     On September 24, 1996 the Board of Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). Effective April 29, 1997 the shareholders approved the Plan. The Plan calls for the sale of the Trust's properties during a period of approximately three years.

PORTFOLIO

     At September 30, 1997, the Trust's investment portfolio consisted primarily of ownership interests in one multi-tenanted office building, two multi-tenanted shopping centers, and one vacant restaurant (collectively, the "Properties"). Based on the announcement of the Plan, the Trust classified all of its Properties as "Properties held for sale" at September 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Trust reviewed the carrying value of all the Properties at September 30, 1997 and determined that two of the Trust's Properties had a carrying value higher than the estimated fair value, less cost to sell. Therefore a valuation reserve of $260,000 has been established. All of the Properties owned by the Trust at September 30, 1997 were under contracts of sale, and the contract prices were used in determining the estimated net sales prices. One such contract was canceled effective December 1, 1997. See Item 2 of
Part I for allocation of the valuation reserve. The significant investment portfolio activity of the last three fiscal years is discussed under Item 7 of
Part II below. Information pertaining to the operating revenues, operating income or loss and total assets of the Trust for each of the last three fiscal years is provided under Item 6 of Part II below.

     The Trust's primary business objective is to sell the Trust's assets for the highest practical price. The proceeds from these sales will be distributed to the Shareholders after establishment of reserves, believed by Management of the Trust to be adequate to satisfy outstanding obligations of the Trust. In order to sell the properties for the highest prices, the Trust reviewed its operating strategy and implemented one intended to achieve the Trust's business objective. The focus of this operating strategy has been to maximize funds from operations from each of the Trust's Properties, thereby enhancing their value, through (i) rental rate increases, to the extent that competitive conditions permit; (ii) improvements in tenant retention; (iii) emphasis on expense controls consistent with the proper maintenance of the Properties; and (iv) strategic capital investments in order to increase the competitive position of the Properties. The Trust strives to maintain operating expenses at its Properties at the lowest practical levels given the need to adequately operate and maintain its Properties, the majority of which were constructed in the mid-1970's to mid-1980's. Maintenance has been emphasized because it is considered critical to the appreciation of the Properties. Now that all of the Properties are under contracts of sale, except the one on which the contract was terminated, the Trust will focus its attention on finding a buyer for the property and consummating the sales of the Properties.

     During the year ended September 30, 1997 the Trust completed the sale of eleven of its Properties as follows: (i) $2,450,000 sale on October 7, 1996 of the Littleton Bank Building, Littleton, Colorado, resulting in a gain of $563,000; (ii) $20,000 sale on December 30, 1996 of a .23 acre land parcel located in Dubuque, Iowa, resulting in a gain of $13,000; (iii) $5,950,000 sale on January 21, 1997 of the Warren Plaza Shopping Center, Dubuque, Iowa, resulting in a gain of $1,727,000; (iv) $3,475,000 sale on February 28, 1997 of Triangle Square, Hilton Head, South Carolina, resulting in a gain of $2,650,000;
(v) $5,350,000 sale on March 12, 1997 of the Englewood Bank Building, Englewood, Colorado, resulting in a gain of $2,317,000; (vi) $4,450,000 sale on April 28, 1997 of the Spring Village Shopping Center, Davenport, Iowa, resulting in a gain of $679,000; (vii) $5,300,000 sale on June 2, 1997 of the Executive Club Building, Denver, Colorado, resulting in a gain of $3,463,000; (viii) $17,860,000 sale on August 1, 1997 of Office Alpha and 14800 Quorum, both located in Dallas, Texas and Brookside Office Building, Arlington, Texas, resulting in a gain of $5,175,000; and (ix) $1,100,000 sale on September 5, 1997 of the Walnut Stemmons Office Park, Dallas, Texas, resulting in a gain of $335,000.

     The remaining assets of the Trust were all under contracts of sale at September 30, 1997. On December 8, 1997 the Trust completed a $3,150,000 sale of the Petroleum Club Building, Tulsa, Oklahoma, which resulted in an estimated gain of approximately $330,000 to be reported in the first quarter of fiscal year 1998. The other contracts executed by the Trust are as follows: The vacant restaurant located in Davenport, Iowa is under contract of sale for $642,500. The Cannon West Shopping Center, Austin, Texas is under contract of sale for $7,400,000. Tiffany Plaza, Ardmore, Oklahoma was under contract of sale for $3,500,000, however, this contract was canceled by the buyer effective December 1, 1997. All of the existing contracts provide for due diligence periods, during which time the buyer could cancel the contract at its option, as was done with Tiffany Plaza. Additionally, after the completion of the due diligence period the buyer will either place a non-refundable deposit with the Trust or cancel the contract. Thereafter, should the buyer fail to complete the sale, these deposits would be forfeited and retained by the Trust. Therefore, there is no guarantee that these properties will actually be sold at the prices stated.

FINANCING AND LEVERAGE

     The Trust used borrowed funds in purchasing certain properties which the Trust believes has helped to improve the Trust's return on investment in these properties. At September 30, 1997 Cannon West Shopping Center was the only Trust investment leveraged with long-term non-recourse individual mortgage financing. The balance at September 30, 1997 of this debt was $5,561,000. It is currently anticipated that this loan will be repaid through the funds generated in the sale of this property.

TAXES

     Through fiscal 1992, the Trust qualified as a real estate investment trust (a "REIT") as defined by Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Effective April 1, 1993 the Trust automatically failed to qualify as a REIT under the Code as on such date more than 50% in value of the Trust's shares (after the application of certain constructive ownership rules) were owned by five or fewer individuals.

     For the year ended September 30, 1997 the Trust recorded Federal income taxes of $2,400,000 ($2,531,000 of current taxes, net of a deferred tax asset of $131,000) and state income taxes of $314,000. In determining the federal income taxes for the year ended September 30, 1997 the Trust utilized its total $10.2 million of net operating and capital loss carryforwards.

     As of September 30, 1997 the Trust has distributed $5.70 per share to shareholders under the Plan. Under the Plan all distributions made to shareholders are considered liquidating distributions and reported as return of capital to shareholders to the extent of the individual shareholders' basis in their shares. Shareholders are encouraged to consult their tax advisors for information concerning the tax consequences of these distributions.

ITEM 2.  PROPERTIES.

GENERAL

     At September 30, 1997 the Trust had total invested assets of $12,658,000. This total was all properties held for sale which included the following: one office building with a carrying value of $2,579,000; three commercial properties with a carrying value of $10,039,000; and one investment in land with a carrying value of $40,000. Carrying value represents amounts included in the Trust's Statement of Financial Condition at September 30, 1997 after depreciation and the valuation reserve. Effective September 30, 1996 the Trust classified all real estate owned as "Properties held for sale." Based on its review of the properties at September 30, 1997 the Trust determined that two properties required a valuation reserve, as the market values, less cost to sell, of these properties were less than their carrying value. Therefore a valuation reserve of $260,000 was established. All of the properties owned by the Trust at September 30, 1997 were under contracts of sale, and the contract prices were used in determining the estimated net sales prices. The contract for Tiffany Plaza, Ardmore, Oklahoma was canceled by the buyer effective December 1, 1997. See Part I, Item 1. Business -- Portfolio. On December 8, 1997 the Trust completed the $3,150,000 sale of the Petroleum Club Building located in Tulsa, Oklahoma. This sale resulted in a gain of approximately $330,000 which will be reported in the first quarter of fiscal 1998.

     Management has from time to time undertaken a major renovation of a Property in order to keep it competitive within its market. Since all properties, except Tiffany Plaza, are currently under contracts of sale, there are no major renovation projects currently under consideration.

     In the opinion of Management, all Properties in the Trust's portfolio are adequately covered by insurance. Additionally, Management believes all properties are suitable and adequate for their intended use.

     At September 30, 1997 only one of the Trust's properties was leveraged with long-term non-recourse individual mortgage financing. The Cannon West Shopping Center, Austin, Texas secures a $5,561,000 first mortgage loan.

PROPERTIES HELD FOR SALE

     The following table analyzes the properties held for sale at September 30, 1997 by type of property.

                                           PERCENTAGE                                                      GROSS SALES
                                   YEAR      LEASED    SQUARE    TOTAL   ACCUMULATED  VALUATION  MORTGAGE  PRICE UNDER
          DESCRIPTION            ACQUIRED    (A)(B)    FOOTAGE   COST    DEPRECIATION  RESERVE     DEBT     CONTRACT
-------------------------------- --------  ----------  -------  -------  -----------  ---------  --------  -----------
Office buildings
  Oklahoma:
    Petroleum Club Bldg. --
      Tulsa (C).................   1972       75%      115,000  $ 6,987    $ 4,408      $   0     $    0     $ 3,150
                                              ---      -------   ------     ------      -----       ----
         Total office
           buildings:...........               75      115,000    6,987      4,408          0          0
Commercial properties:
  Texas:
    Cannon West -- Austin (D)...   1987        95      123,000    8,510      2,174          0      5,561       7,400
  Iowa:
    Spring Village -- Davenport
      (E).......................   1987         0        9,500      916        167        183          0         643
  Oklahoma:
    Tiffany Plaza -- Ardmore
      (F).......................   1989        96      147,000    4,085        948          0          0         N/A
                                              ---      -------   ------     ------      -----       ----
Total commercial properties:....               92      279,500   13,511      3,289        183      5,561
Land:
  Ohio:
    Vacant land -- Akron........   1975       N/A          N/A      117        N/A         77          0          50
                                                                 ------     ------      -----       ----
Total properties held for
  sale..........................                                $20,615    $ 7,697        260     $5,561
                                                                 ======     ======      =====       ====

---------------

(A) At September 30, 1997 the Trust had 73 tenants under lease in its office building and its commercial properties.

(B) The following lists individually those tenants who occupy 10,000 square feet or more at September 30, 1997:

                                               EXPIRATION    SQUARE      ANNUAL
   PROPERTY                 TENANT                DATE       FOOTAGE    BASE RENT
---------------   --------------------------   ----------    -------    ---------
Petroleum Club    Petroleum Club                4/30/2003     25,000    $ 157,000
Cannon West       Premiere Lady's Fitness       9/30/2001     15,000      100,000
Cannon West       H. E. Butt                   10/05/2001     50,000      250,000*
Tiffany Plaza     Orscheln Farm                 8/31/2001     30,000      102,000
Tiffany Plaza     Fleming Companies             3/20/2001     42,000       87,000*
Tiffany Plaza     C. R. Anthony                 3/07/2001     24,000       69,000*
                                                             -------     --------
                                                             186,000    $ 765,000
                                                             =======     ========

      * Leases marked with an asterisk have additional rent provisions to be paid based on a percentage of the gross sales over a base sales figure.

        All leases listed on the table are subject to an annual adjustment in rent based on the increase or decrease in the operating expenses of the Property.

        The annual base rents of the tenants listed in the table equal 34% of the current annual rental income of the properties owned by the Trust at September 30, 1997, and these tenants occupy 186,000 square feet (54%) of the total 344,000 square feet currently occupied. The remaining 158,000 square feet are occupied by 67 tenants. The loss of rentals from any one of these leases, if the Trust was not be able to renew or replace it, would not have a significant effect on the Trust's operations.

(C) Petroleum Club Building. The Petroleum Club Building located in Tulsa, Oklahoma was sold on December 8, 1997. The $3,150,000 sale resulted in a gain of approximately $330,000 which will be reported in the first quarter of fiscal year 1998.

(D) Cannon West Shopping Center. The Cannon West Shopping Center is a grocery-anchored neighborhood strip center located in Austin, Texas. Cannon West's main tenants operate retail businesses. The Property is suitable and adequate for its use as a strip shopping center.

     Presently, the Trust has no plans for any significant renovations of the property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

     The Trust owns this Property in fee simple, subject to a first mortgage loan, at a rate of 8.3%, which matures May 1, 2002. At September 30, 1997 the balance of this loan was $5,561,000. By maturity $1,050,000 of scheduled amortization payments are required and therefore a balance of $4,511,000 will be due at maturity.

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

     Occupancy for the fiscal years ended September 30, 1993 through 1997 was as follows: 93% in 1993; 75% in 1994; 82% in 1995; and 95% in 1996 and 1997.
     The average rental rate, including percentage rents, per occupied square foot during the same period was $7.05 in 1993; $8.38 in 1994; $9.01 in 1995; $9.39 in 1996; and $10.51 in 1997.

     Cannon West has two tenants that occupy more than 10% of the Property. The first is H.E. Butt Grocery Store ("HEB"). Their annual base rent is $250,000. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. For 1997 the percentage rent paid was $114,000. This lease expires October 5, 2001 and has four five-year renewal options. In September, 1995 the Trust was notified by HEB that they had purchased a parcel of land approximately one mile from Cannon West. As of September 30, 1997 the construction of a store had not yet begun. Should HEB complete construction and move it could affect Cannon West. The second tenant is Premiere Lady's Fitness Center, a health club and fitness center for women only. Their annual rent is $100,000. Their lease also calls for an annual adjustment based on increases or decreases in tax, insurance and maintenance expenses. This lease expires August 31, 2001.

     Based upon leases in place at September 30, 1997 lease expirations for the ten fiscal years ended September 30, 2007 are as follows:

                                                                      ANNUAL       PERCENT OF
                                           NUMBER        TOTAL         BASE       GROSS ANNUAL
                                          OF LEASES     SQ. FT.       RENTS        BASE RENTS
                     YEAR                 EXPIRING      EXPIRING     EXPIRING      AT 9/30/97
        ------------------------------    ---------     --------     --------     ------------
        1998..........................       7            9,878      $141,204          13%
        1999..........................       7           11,292       143,038          13
        2000..........................       5           13,399       200,016          19
        2001..........................       5           20,810       180,948          17
        2002..........................       4           62,225       342,334          32
        2003..........................       1            2,373        54,620           6
        2004 -- 2007..................     NONE

     The building and improvements are depreciated for tax purposes using the straight line method over 18 years. The depreciable tax basis was $3,524,000 at September 30, 1997. The 1996 real estate taxes were $152,150 based on a millage rate of $2.379 per $100 of assessed value. The 1997 real estate taxes are not yet known.

(E) Spring Village Shopping Center. On April 28, 1997 the Trust closed the sale of the Spring Village Shopping Center. The sales price was $4,450,000 and the Trust realized a gain of $679,000 on the sale. A 9,500 square foot restaurant parcel which was considered part of this property by the Trust was not sold. At September 30, 1997 this restaurant parcel was vacant. The Trust has executed a contract of sale for this parcel. The contract provides for "due diligence" during which time the buyer could cancel the contract at his option. After the completion of the due diligence period the buyer will either place a non-refundable deposit with the Trust or cancel the contract. Thereafter, should the buyer fail to complete the sale this deposit would be forfeited and retained by the Trust. However, no assurance may be given that this property will actually be sold at the contract price.

     The restaurant building and improvements are depreciated for tax purposes using the straight line method over 31-1/2 years. The depreciable tax basis was $507,000 at September 30, 1997. The 1997 real estate taxes are $34,540 based on a millage rate of $34.536 per $1,000 of assessed value.

(F) Tiffany Plaza Shopping Center. The Tiffany Plaza Shopping Center is a grocery-anchored neighborhood strip center located in Ardmore, Oklahoma. Tiffany Plaza's main tenants operate retail businesses. The Property is suitable and adequate for its use as a strip shopping center.

     The Trust has no plans for significant renovations of the Property beyond normal maintenance and repairs and tenant improvements done in conjunction with the leasing of space within the Property.

     The main competition for this center is a mall and a Wal-Mart center, both of which are located more than a mile from Tiffany Plaza.

     Occupancy for the fiscal years ended September 30, 1993 through 1997 was as follows: 92% in 1993; 97% in 1994; 95% in 1995; 98% in 1996; and 96% in
     1997. The average rental rate, including percentage rent, per occupied square foot during the same period was: $4.05 in 1993; $3.59 in 1994; $3.66 in 1995; $3.93 in 1996; and $3.98 in 1997.

     Tiffany plaza has three tenants who occupy more than 10% of the Property. The first is Flemming Companies who operate a Buy-For-Less grocery store. The annual rent is $87,000. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. There was no percentage rent due for 1997. The lease expires March 20, 2001. The second tenant is Orscheln Farm and Home Supply, Inc., who sell farm equipment and supplies. The annual rent is $102,000. The lease also calls for tax, insurance and maintenance escalations. The lease expires August 31, 2001. The third tenant is CR Anthony Company, a family clothing store. The annual rent is $69,000. The lease also calls for tax, insurance and maintenance escalations and has a percentage rent clause. There was $3,120 of percentage rent paid in 1997. The lease expires March 7, 2001.

     Based upon leases in place at September 30, 1997 lease expirations for the ten fiscal years ended September 30, 2007 are as follows:

                                               NUMBER      TOTAL                       PERCENT OF GROSS
                                              OF LEASES   SQ. FT.     ANNUAL BASE        ANNUAL BASE
                      YEAR                    EXPIRING    EXPIRING   RENTS EXPIRING    RENTS AT 9/30/97
    ----------------------------------------  ---------   --------   --------------   ------------------
    1998....................................     4           8,108      $ 37,140               7%
    1999....................................     5          13,972        69,852              13
    2000....................................     2           9,192        48,588               9
    2001....................................     4         100,551       291,705              56
    2002....................................     2           4,000        61,236              12
    2003....................................   NONE
    2004....................................     1           5,108        14,928               3
    2005 -- 2007............................   NONE

     The building and improvements are depreciated for tax purposes using the straight line method over 31-1/2 years. The depreciable tax basis was $2,506,000 at September 30, 1997. The 1996 real estate taxes were $32,242 based on a millage rate of $8.28 per $1000 of assessed value. The 1997 real estate taxes are not yet known.

GEOGRAPHIC DISTRIBUTION

     The table below demonstrates the geographic distribution of the Trust's properties and the percentages based on the properties owned by the Trust at September 30, 1997:

                                                                                  PERCENTAGE OF
                                                     NUMBER OF    PERCENTAGE OF   ASSETS BASED
                                                    INVESTMENTS   RENTAL INCOME      ON COST
                                                    -----------   -------------   -------------
        Oklahoma:
          Tulsa...................................       1              34%             34%
          Ardmore.................................       1              21              20
        Iowa:
          Davenport...............................       1              --               4
        Texas:
          Austin..................................       1              45              41
        Ohio:
          Akron...................................       1              --               1
                                                       ---            ----            ----
                                                         5             100%            100%
                                                       ===            ====            ====

ITEM 3.  LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET PRICE RANGE

     The shares of the Trust are traded in the Nasdaq National Market (symbol CTRIS). The table below contains the quarterly high and low closing bid prices for such Shares.

                   FISCAL 1997
--------------------------------------------------
        QUARTER ENDED             HIGH       LOW
-----------------------------    ------     ------
December 31, 1996............     5-1/2      4-5/8
March 31, 1997...............    6-3/16      5-1/8
June 30, 1997................     6-1/2      2-3/4
September 30, 1997...........     3-7/8      1-1/8

                   FISCAL 1996
--------------------------------------------------
        QUARTER ENDED             HIGH       LOW
-----------------------------    ------     ------
December 31, 1995............     5-1/8      3-7/8
March 31, 1996...............     5-1/8      4-7/8
June 30, 1996................         5      4-1/2
September 30, 1996...........        5-      4-1/4

     The bid prices for the Trust's Shares shown in the table above are interdealer prices and do not reflect retail mark ups, mark downs, or commissions and may not be representative of actual transactions. As of December 2, 1997, there were approximately 1,125 record holders of the Shares.

DISTRIBUTIONS TO SHAREHOLDERS

           FISCAL 1997                   AMOUNT
           PAYMENT DATE                PER SHARE
----------------------------------    ------------
May 16, 1997......................       $ 2.50
June 19, 1997.....................         1.10
August 19, 1997...................         2.10
                                          -----
                                         $ 5.70
                                          -----

           FISCAL 1997                   AMOUNT
           PAYMENT DATE                PER SHARE
----------------------------------       -----
October 20, 1995..................       $  .04
January 19, 1996..................          .04
April 19, 1996....................          .04
July 19, 1996.....................          .04
September 20, 1996................          .04
                                          -----
                                         $  .20
                                          -----

     For a discussion of the tax classification of cash distributions see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Distributions.

ITEM 6.  SELECTED FINANCIAL DATA

            YEAR ENDED SEPTEMBER 30,                1997      1996      1995      1994      1993
-------------------------------------------------  -------   -------   -------   -------   -------
                                                        (in thousands, except per share data)
OPERATIONS:
  Rental income..................................  $ 7,485   $10,368   $10,145   $ 9,650   $ 9,348
  Interest income................................      225        40        56        76       263
  Dividend income................................        0       225         0         0         0
     Other income................................      294        12        26        29        41
                                                   -------   -------   -------   -------   -------
Operating revenues...............................    8,004    10,645    10,227     9,755     9,652
Provision for valuation reserve..................   (1,348)    3,307         0         0         0
Operating expenses other than provision for
  valuation reserve..............................    9,772     9,398     9,631     9,870    10,384
Income (loss) before gains and taxes.............     (420)   (2,060)      596      (115)     (732)
Gains on sales of real estate....................   16,922        40     2,499       445       563
Gains on sales of securities.....................        0       632         0         0         0
Federal and state income taxes...................    2,714         0         0         0         0
Extraordinary items..............................        0         0       790       253       286
Net income (loss)................................   13,788    (1,388)    3,885       583       117
Cash distributions to shareholders...............   29,279     1,037       874       735       393
Per Share of Beneficial Interest:
  Income (loss) before gains and taxes...........  $ (0.08)  $ (0.40)  $  0.11   $ (0.02)  $ (0.22)
  Gains on sales of real estate..................     3.29      0.01      0.46      0.09      0.17
  Gains on sales of securities...................     0.00      0.12      0.00      0.00      0.00
  Federal and state income taxes.................    (0.53)     0.00      0.00      0.00      0.00
  Extraordinary items............................     0.00      0.00      0.14      0.05      0.09
                                                   -------   -------   -------   -------   -------
     Net income (loss)...........................  $  2.68   $ (0.27)  $  0.71   $  0.12   $  0.04
                                                   =======   =======   =======   =======   =======
  Cash distributions.............................  $  5.70   $  0.20   $  0.16   $  0.15   $  0.12
Weighted average number of Shares of Beneficial
  Interest outstanding...........................    5,138     5,186     5,459     4,959     3,292

                AT SEPTEMBER 30,                    1997      1996      1995      1994      1993
-------------------------------------------------  -------   -------   -------   -------   -------
                                                                   (in thousands)
FINANCIAL CONDITION:
Properties held for sale.........................  $12,918   $42,203   $   203   $     0   $     0
Valuation reserve................................     (260)   (3,307)        0         0         0
Investments in real estate.......................        0         0    40,739    45,380    49,394
Real estate mortgage loans.......................        0       119       303       236       150
Allowance for possible investment losses.........        0         0         0         0    (6,089)
Investments in securities........................        0         0       267         0         0
Cash and cash equivalents........................    4,612     1,490       188       251       315
Certificates of deposit..........................        0         0         0       500       500
Insurance settlement proceeds....................        0         0         0     3,341         0
Total assets.....................................   17,638    43,852    43,076    51,004    45,499
Mortgage notes payable...........................    5,561     9,563     9,266    11,111    17,126
Bank notes payable...............................        0     9,800     6,600    11,180     8,800
Shareholders' equity.............................    6,808    22,500    25,126    23,150    17,669
Number of Shares of Beneficial Interest
  outstanding at September 30....................    5,137     5,179     5,217     5,471     3,716

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     Effective April 29, 1997 the shareholders of the Trust approved the Plan for the Orderly Liquidation of the Trust. On September 24, 1996 the Board of Trustees of the Trust had announced that they unanimously voted to recommend the Plan to a vote of the shareholders. The Plan calls for the sale of the Trust's properties during a period of approximately three years. Based on the Trustees' action the Trust reclassified all of its properties to properties held for sale at September 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of " ("SFAS No. 121"). The Trust reviewed the carrying value of all the properties at September 30, 1996 and determined that four of the Trust's properties had a carrying value higher than the estimated fair value, less cost to sell. The Trust, therefore, established a valuation reserve for these four properties which totaled $3,307,000. During the year ended September 30, 1997, based on the sale prices offered and/or received for the properties, the Trust reversed $1,348,000 of the valuation reserve established at September 30, 1996. At September 30, 1997 the Trust determined that two properties had a carrying value higher than the estimated fair value, less cost to sell. Therefore, the valuation reserve was set at $260,000.

     During the three-year period ended September 30, 1997 the Trust's total assets decreased 65% to $17,638,000. During this three-year period the carrying value of the Trust's invested assets decreased 72% or $32,958,000 to $12,658,000. During fiscal 1997 the Trust sold eleven properties which resulted in gains totaling $16,922,000. (See PART I, Item 1 of this Form 10-K for details of the individual sales.) In fiscal 1996 the Trust purchased the land on which its Englewood Bank Building, located in Englewood, Colorado, was located. This land, which was previously leased by the Trust, was purchased for a price of $1,263,000. Also, the Trust purchased the 52,554 square foot Brookside Office Building located in Arlington, Texas, for a purchase price of $2,202,000. Additionally, during 1996 the Trust sold three improved properties. The first was the sale during January and February of three condominium units located in Davie, Florida, for a combined sales price of $138,000 which resulted in a gain of $69,000. The second was the $600,000 sale of European Crossroads in Dallas, Texas, which resulted in a loss of $313,000. The third was a $615,000 sale of two of the five buildings comprising the Walnut Stemmons Office Park located in Dallas, Texas, which resulted in a gain of $261,000. In fiscal 1995 the Trust sold three improved properties. The first was the sale of the 197 room Quality Hotel in St. Louis, Missouri for $2,650,000, which resulted in a gain of $452,000. The second was the sale of the 124 unit Parkwood Place Apartments in Greeley, Colorado for $2,595,000, which resulted in a gain of $1,859,000. The third was the sale of the 51,000 square foot Walnut Hill West office building in Dallas, Texas for $800,000 which resulted in a gain of $97,000. The result of the two purchases during this three-year period was an increase of approximately $3,465,000 to the carrying value of the Trust's portfolio of invested assets. The result of all the sales during this three year period was a decrease of approximately $34,377,000 to the carrying value of the Trust's portfolio of invested assets. Additionally, the recording of $3,676,000 of depreciation, a non-cash adjustment, reduced the carrying value during this three-year period. Also, during this three-year period, the Trust made improvements to its existing properties of $2,338,000 and received payments totaling $448,000 on real estate mortgage loans.

     During the three-year period ended September 30, 1997 the Trust's mortgage notes payable decreased 50% or $5,550,000 to $5,561,000. This resulted from additional borrowings of $500,000 under one of the then existing mortgage loans, amortization payments of $745,000, and repayments and paydowns $5,305,000. Of this $5,305,000, the actual cash outlay by the Trust was $5,253,000 with $52,000 representing discounts obtained by the Trust. The Trust's bank notes payable decreased $11,180,000 during the three-year period ended September 30, 1997, as the Trust repaid in full the 1994 Credit Agreement. Effective February 6, 1997 the Trust terminated the 1994 Credit Agreement. The repayment in full and the termination of the 1994 Credit Agreement were done in connection with the Plan.

     During the three-year period ended September 30, 1997 the Trust's shareholders' equity decreased 71% or $16,342,000 to $6,808,000. This decrease was primarily the result of the Trust spending $1,437,000 to repurchase 42,000 of the Trust's Shares in fiscal 1997, 38,000 of the Trust's Shares in fiscal 1996, and 253,553 of the Trust's Shares in fiscal 1995, and recording $16,285,000 of net income and $31,190,000 of distributions to shareholders during this three-year period. As a result of the Trust's total debt being reduced approximately $16,730,000 and total shareholders' equity decreasing $16,342,000, the Trust's debt to shareholders' equity ratio has decreased to .82-to-1.00 at September 30, 1997 from .96-to-1.00 at September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Plan calls for the Trust to sell all of its assets, relieve all liabilities, and distribute the remaining funds to the shareholders. In accordance with the Plan the Trust successfully completed the sale of eleven of its improved properties during the year ended September 30, 1997 (see PART I, Item 1 of this Form 10-K for details on individual sales) and a vacant land parcel. On December 8, 1997 the Trust completed a $3,150,000 sale of the Petroleum Club Building which resulted in an estimated gain of approximately $330,000 which will be reported in the first quarter of fiscal year 1998. Additionally, the Trust had executed contracts of sale on the remaining three improved properties. A vacant restaurant located in Davenport, Iowa is under contract of sale for $642,500. The Cannon West Shopping Center located in Austin, Texas is under contract of sale for $7,400,000. Tiffany Plaza located in Ardmore, Oklahoma was under contract of sale for $3,500,000; however, the buyer canceled the contract effective December 1, 1997. All of these contracts provide for due diligence periods, during which time the buyer could cancel the contract at his option, as was done with Tiffany Plaza. Additionally, after the completion of the due diligence period the buyer will either place a non-refundable deposit with the Trust or cancel the contract. Thereafter, should the buyer fail to complete the sale, these deposits would be forfeited and retained by the Trust. Therefore, there is no guarantee that these properties will actually be sold at the prices stated.

     As a result of the sales during fiscal 1997, the Trust reduced its liabilities by $10,522,000 and distributed $29,279,000 ($5.70 per share) to the shareholders. The Trust estimates that it should distribute between $6.50 and $7.00 per share when the liquidation has been completed.

     Management has from time to time undertaken a major renovation of a Property in order to keep it competitive within its market. Currently, no renovation projects are contemplated or in process.

     The Trust's cash flow from operations increased $766,000 (76%) when comparing 1997 to 1996. The increase was primarily due to the net activity of the following items:

     - In 1997 the Trust had a loss before gains and taxes of $420,000 for 1997 compared to a loss before gains and taxes of $2,060,000 for 1996. There was no depreciation in 1997 while $1,830,000 was recorded in 1996. 1997 included $4,064,000 of expenses related to compensation for officers in connection with the liquidation, while there were no such expenses in 1996. Also, 1997 included the reversal of $1,348,000 of valuation reserve, while 1996 included the recording of a valuation reserve of $3,307,000.

     - Accrued expenses and other liabilities increased $1,209,000 in 1997 compared to 1996 primarily as a result of the accrual of compensation due officers in connection with the liquidation.

     - Accrued federal and state income taxes increased $2,085,000 in 1997 compared to 1996 primarily as a result of the substantial gains realized from the sales of real estate. The Trust previously had operating loss and capital loss carryforwards to offset taxable income, however; because of the liquidation the loss carryforwards were totally utilized and the Trust recorded both federal and state income tax liability.

     - Other assets decreased $2,979,000 from 1996 to 1997. Of this amount $1,918,000 represents the amount due the Trust on its sale of securities, which amount was received by the Trust on October 1, 1996. The balance of the reduction is primarily related to the reduction in prepaid expenses at September 30, 1996 at properties that were sold during 1997.

     For 1997 the net cash from investing activities was $44,627,000. As previously discussed, the Trust sold eleven improved properties and a small land parcel for total proceeds of $45,208,000. Additionally, the Trust expended $700,000 for improvements to existing properties.

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

     In 1997 net cash used in financing activities totaled $43,282,000. The Trust repaid $3,790,000 of first mortgage loans on properties sold and made amortization payments on first mortgages of $212,000. Additionally, the Trust repaid in full the 1994 Credit in the amount of $9,800,000. Also, the Trust made distributions to shareholders of $29,279,000 ($5.70 per share) and repurchased 42,000 of its shares for $201,000.

     In 1996 net cash from financing activities totaled $2,286,000. Mortgage notes payable amortization payments were $203,000 and the Trust borrowed an additional $500,000 on one of its existing mortgage loans. Additionally, the Trust borrowed $3,200,000 which was used in the purchase of property. Finally, in 1996 the Trust made five distributions of $.04 per share to shareholders of the Trust for a total of $1,037,000.

     At September 30, 1997 the Trust's last remaining debt obligation is the $5,561,000 first mortgage loan on the Cannon West Shopping Center. This loan is scheduled to mature May 7, 2002. However, it is currently anticipated that the loan will be paid in full at the time of the sale of the Cannon West Shopping Center, which is currently under a contract of sale for $7,400,000, although as stated previously, there can be no guarantees that the sale will actually close.

RESULTS OF OPERATIONS

  Fiscal Year Comparison

     Income from real estate operations in 1997 increased $494,000 (14%) and $918,000 (30%) as compared to 1996 and 1995, respectively. The increases were primarily the net result of lower rental income in 1997 compared to both 1996 and 1995, lower real estate operating expenses in 1997 compared to both 1996 and 1995, and the fact that in 1997 there was no depreciation expense recorded while depreciation expense was recorded for both 1996 and 1995. Rental income was $2,883,000 (28%) lower in 1997 than 1996, and $2,660,000 (26%) lower in 1997 than 1995. Real estate operating expenses were $1,547,000 (31%) lower in 1997 than 1996, and $1,732,000 (33%) lower in 1997 than 1995. Depreciation expense in 1996 was $1,830,000 and $1,846,000 in 1995. The reasons for these variances in rental income, real estate operating expenses and depreciation expense are described below.

  1997 -- 1996

     Income from real estate operations increased $494,000 (14%) from 1996 to 1997. Rental income decreased $2,883,000 (28%) from 1996 to 1997. Real estate operating expenses were $1,547,000 (31%) lower in 1997 than 1996. The decrease in rental income and the decrease in real estate operating expense both were primarily due to the sale of properties throughout 1997, as described previously. The Trust recorded no depreciation in 1997 because all properties were reclassified to properties held for sale at September 30, 1996. Interest expense was $807,000 (45%) lower in 1997 compared to 1996, as a result of the repayment of two first mortgage loans on properties sold and the $9,800,000 1994 Credit Agreement, which was terminated February 6, 1997. General and administrative expenses were $4,558,000 (621%) higher in 1997 than 1996, primarily as a result of the Trust recording $198,000 of expenses related to the Plan, and $4,064,000 of accrued compensation for the officers of the Trust (See NOTE G to the Notes to Financial Statements included in this Form 10-K). In 1997 the Trust reversed $1,348,000 of the valuation reserve of $3,307,00 provided in 1996.

     In 1997 the Trust recorded gains on the sales of real estate totaling $16,922,000 as a result of the sale of eleven properties. (See PART I, Item 1 of this Form 10-K for details of the individual sales.) In 1996 the Trust reported net gains on the sales of real estate totaling $40,000 on the sale of four properties. These sales are described in detail under the 1996 -- 1995 analysis below.

     In 1996 the Trust recorded gains on the sales of securities of $632,000. There were no gains on the sales of securities for 1997. For 1997 the Trust recorder $2,714,000 of federal and state income tax expense. There was no federal or state income tax expense for 1996.

  1996 -- 1995

     Income from real estate operations increased $424,000 (14%) from 1995 to 1996. Rental income increased $223,000 (2%) from 1995 to 1996. Real estate operating expenses were $185,000 lower in 1996 than 1995. The increase in rental income was primarily due to an increase in occupancy (91% at September 30, 1996 versus 81.5% at September 30, 1995) and an increase in average rental rates ($9.14 per occupied square foot at September 30, 1996 versus $8.61 per occupied square foot at September 30, 1995). The decrease in real estate operating expenses was primarily due to the sales during 1995 of the 124 unit Parkwood Place Apartments located in Greeley, Colorado and the 51,000 square foot Walnut Hill West office building located in Dallas, Texas, as well as the March, 1996 sale of the European Crossroads, an office/retail complex located in Dallas, Texas. During 1996 the Trust received $225,000 of dividend income on securities owned. There was no dividend income reported in 1995. At September 30, 1996, in accordance with the Plan, the Trust made a provision for valuation reserve of $3,307,000. There was no provision made in 1995.

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

     In 1996 the Trust recorded gains on the sales of securities of $632,000. There were no gains on the sales of securities for 1995. For 1996 there were no extraordinary items. In 1995 the Trust settled at a discount a $1,017,000 first mortgage loan on its office building located in Englewood, Colorado. This settlement resulted in an extraordinary income item of $52,000. In January 1994 the Trust's Petroleum Club Building located in Tulsa, Oklahoma sustained a major fire. In July, 1994 the Trust and its insurance company agreed on a settlement of $6,025,000. The Trust has completed all necessary repairs and building improvements. Upon completion of the work there was $738,000 of the settlement which had not been expended. The Trust recorded this $738,000 as an extraordinary income item in fiscal 1995.

DISTRIBUTIONS

     For 1995 the Trust paid distributions to its shareholders of $874,000 or $.16 per share. For the shareholders these distributions were classified for tax purposes as dividends.

     For 1996 the Trust paid distributions to its shareholders of $1,037,000 or $.20 per share. For the shareholders the $.04 per share paid in October, 1995 was classified for tax purposes as dividends. The $.04 ($.16 total) per share paid in January, April, July, and September, 1996 was classified for tax purposes as return of capital.

     For 1997 the Trust paid liquidating distributions to its shareholders of $29,279,000 or $5.70 per share. For the shareholders the $5.70 per share paid will be considered return of capital up to the shareholder's individual basis in the Trust's shares and then capital gains thereafter.

INCOME TAXES

     For the year ended September 30, 1997 the Trust recorded Federal income taxes of $2,400,000 ($2,531,000 of current taxes, net of a deferred tax asset of $131,000) and state income taxes of $314,000. In determining the federal income taxes the Trust utilized the total $10.2 million of net operating and capital loss carryforwards. There were no federal or state income taxes recorded for either the year ended September 30, 1996 or 1995.

     At September 30, 1996 the Trust had net deferred tax assets of approximately $3,048,000. As was the case at September 30, 1995 the Trust has established a valuation allowance equal to its net tax assets as there is doubt as to whether the net deferred tax asset will be realized.

OTHER

     Inflation, which has been at relatively low rates for the past three years, has had an immaterial impact on the Trust's operations during the three-year period ended September 30, 1997.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item is submitted in a separate section of this report. See Item 14 of this report for information concerning financial statements and schedules filed with this report. The quarterly financial data required by this item is included as Note K of the Notes to Financial Statements.

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

TRUSTEES OF THE REGISTRANT

     Based upon information received from the respective Trustees as of November 15, 1997, the following information with respect to each person is furnished:

                                        POSITION(S) WITH THE TRUST, PRINCIPAL OCCUPATION,
       NAME (AGE) OF TRUSTEE               BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS
-----------------------------------  --------------------------------------------------------
Howard Amster
(50)(a)............................  Trustee of the Trust since December, 1992; Investment
                                     Consultant with Everen Securities, Inc. (securities,
                                     investments), Director of Astrex, Inc. (distributor of
                                     electronic components).
Robert H. Kanner
(50)(b)............................  Trustee of the Trust since December, 1992; President,
                                     Chairman and a Director of Pubco Corporation (computer
                                     printer supplies, manufacturing, and specialty
                                     construction products). Until June 27, 1996, President,
                                     Chairman and a Director of Bobbie Brooks, Incorporated
                                     and Chairman and a Director of Aspen Imaging
                                     International, Inc., which companies were merged into
                                     Pubco Corporation on that date. Director of Riser Foods,
                                     Inc. (food distribution).
John C. Kikol
(53)...............................  Trustee of the Trust since 1982; President of the Trust since 1974; Chairman of the Trust since February, 1995.
Leighton A. Rosenthal
(82)(c)............................  Trustee of the Trust since October, 1991; President LARS
                                     Aviation, Inc. (private aircraft charters), Cleveland,
                                     Ohio.
John C. Weil
(57)(d)............................  Trustee of the Trust since June, 1991; President Clayton
                                     Management Co. (bookkeeping and investment management
                                     services), St. Louis, Missouri. Director of Cliffs
                                     Drilling (oil service), Oglebay Norton Company (lake
                                     shipping, mining and manufacturing), Physicians
                                     Insurance Company of Ohio (medical malpractice
                                     insurance) and Todd Shipyards, Inc. (ship building and
                                     repair company).

---------------
(a) Chairman of the Audit Committee
(b) Chairman of the Investment Committee
(c) Chairman of the Nominating Committee
(d) Chairman of Compensation Committee

     Each Trustee is a member of all of the Committees of the Trust, except that Mr. Kikol does not serve on the Compensation Committee.

     Except as otherwise indicated in the above table, each Trustee has had the principal occupation or former occupation indicated for more than five years.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                        POSITION(S) WITH THE TRUST, PRINCIPAL OCCUPATION,
            NAME (AGE)                     BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS
-----------------------------------  --------------------------------------------------------
John C. Kikol (53).................  Chairman; Chairman of the Board of Trustees since 1995;
                                     Trustee of the Trust since 1982; President of the Trust
                                     since 1974; Secretary since 1997
Michael R. Thoms (49)..............  Vice President and Treasurer of the Trust since 1987
Brian D. Griesinger (36)...........  Vice President -- Management of the Trust since 1989

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation awarded to, earned by or paid to the four executive officers of the Trust at September 30, 1997 whose total salary and bonus exceeded $100,000 for the year ended September 30, 1997.

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                             FISCAL                       PAYMENTS               ------------
    NAME AND PRINCIPAL        YEAR      BASE    BONUSES  IN LIEU OF   INCENTIVE    OPTIONS      ALL OTHER
         POSITION            ENDED     SALARY     (1)    OPTIONS (2)  BONUS (3)  GRANTED (4)   COMPENSATION
--------------------------- --------  --------  -------  -----------  ---------  ------------  ------------
John C. Kikol..............  9/30/97  $170,250  $64,990   $ 384,250   $ 413,470         --       $  9,516
  Chairman, President        9/30/96   135,000   47,000          --          --         --         15,151
  & Chief Executive Officer  9/30/95   135,000   47,000          --          --      3,000         13,197
Michael R. Thoms...........  9/30/97    88,000   27,050     124,660          --         --          7,119
  Vice President, Treasurer  9/30/96    76,000   16,000          --          --         --          6,517
  & Chief Financial Officer  9/30/95    76,000   16,000          --          --      1,000          6,330
Brian D. Griesinger........  9/30/97    92,750   28,420     123,270     103,370         --          7,119
  Vice President --          9/30/96    80,000   17,000          --          --         --          7,024
  Management                 9/30/95    78,750   20,000          --          --      1,000          6,628
Raymond C. Novinc (6)......  9/30/97    96,080   23,340     124,660          --         --          7,119
  Vice President,
  Secretary,                 9/30/96    80,000   12,000          --          --         --          6,456
  and Counsel                9/30/95    80,000   10,000          --          --      1,000          6,271

---------------

(1) As a result of the adoption of the Plan, the supplemental pension plan for the four officers listed, was terminated. The 1996 & 1997 contributions were distributed directly to the officers as a bonus in the year ended September 30, 1997 as follows: Mr. Kikol -- $17,990; Mr. Thoms -- $11,050; Mr. Griesinger -- $11,420; and Mr. Novinc -- $11,340.

(2) Under the employment agreements, each of the four officers listed waived all rights to unexercised stock options. In lieu of the options the officers will receive payments based upon liquidating distributions to the Trust's shareholders, including a gross up amount (See Employment
     Agreements -- Salary, Bonus and Other Compensation for further details of these payments). The amounts shown represents the payments made during 1997.

(3) Mr. Kikol's Employment Agreement provides for participation in an incentive compensation program for officers of the Trust (See Employment
     Agreement -- Incentive Compensation Program, for details of these payments). The amounts shown represent payments made in 1997 under this program.

(4) All four officers waived all rights with respect to options granted under the Trust's 1992 Stock Option Plan in their Amended and Restated Employment Agreements, effective September 1, 1996, between the Trust and the individual officer. See Employment Agreements.

(5) For fiscal 1997, for Mr. Kikol the amount represents the premium paid ($2,400) by the Trust for a "key man" insurance policy for the benefit of the Chief Executive Officer and his designated heirs and pension plan contributions ($7,119). For the other three officers the amount shown represents only pension plan contributions.

(6) Effective October 31, 1997 Mr. Novinc's employment by the Trust ended. Mr. Novinc and the Trust entered into a consulting agreement. Under the consulting agreement Mr. Novinc will supply legal services in connection with the sale of the remaining properties of the Trust upon the request of Mr. Kikol.

EMPLOYMENT AGREEMENTS

     In connection with the adoption of the Plan by the Trustees, the Compensation Committee of the Board of Trustees approved the Amended and Restated Employment Agreements, effective as of September 1, 1996, between the Trust and the four executive officers of the Trust, Mr. Kikol, Chairman and President, Mr. Thoms, Vice President and Treasurer, Mr. Griesinger, Vice President -- Management, and Mr. Novinc, Vice President, Secretary and Counsel. Mr. Kikol's Agreement was subject to shareholder approval, which such approval was granted by the shareholders effective April 29, 1997.

     Purpose. The Trust entered into the Employment Agreements in order to induce the officers to remain in their positions throughout the liquidation process in order to provide continuity and to maximize the liquidating distributions to the shareholders. In Mr. Kikol's case the agreement provides incentives by tying his compensation to the aggregate amount of distributions to shareholders.

     Salary, Bonus and Other Compensation. The Employment Agreements provide that commencing January 1, 1997 the Trust will pay base salaries to the officers as follows: Mr. Kikol -- $182,000 per year in semi-monthly installments; Mr. Thoms -- $92,000 per year in semi-monthly installments; Mr. Griesinger -- $97,000 per year in semi-monthly installments; and Mr. Novinc -- $92,000 in semi-monthly installments.

     Under the Employment Agreements, the officers waived all rights to unexercised stock options to purchase Shares of Beneficial Interest of the Trust granted to them under the Trust's 1992 Incentive Stock Option Plan. In lieu of such options, the Trust will pay to the officers amounts based upon the liquidating distributions to the Trust's shareholders from time to time (the "Payments'), including a gross up amount (the "Gross Up Amount") that, when added to the Payments, will allow the officers to retain a net amount after payment of all federal, state and local income taxes equal to the net amount of the Payments. The Payments and Gross Up Amount are paid to the officers at the same time as liquidating distributions are made to shareholders. The Payments are designed to compensate the officers in amounts similar to the liquidating distributions that they would receive if they exercised the options prior to such distributions. The Payments are net of the exercise price of the respective options, and the Gross Up Amount is paid in recognition of the fact that the officers would have been able to apply capital loss carryforwards to any capital gains they would have recognized on the sale of Shares of Beneficial Interest acquired through exercise of the incentive stock options. The Trust believes that it will not be economically disadvantaged by payment of the Gross Up Amount because the Trust expects to be able to deduct for federal income tax purposes the full amount of Payments and the Gross Up Amount, whereas it would not be entitled to any deduction upon exercise of incentive stock options.

INCENTIVE COMPENSATION PROGRAM

     Mr. Kikol's Employment Agreement also provides for participation in an incentive compensation program for officers of the Trust (the "Incentive Compensation Program"). Under the Incentive Compensation Program, an incentive compensation pool is created for distribution to certain key employees. The amount to be allocated to the pool is calculated based on amounts otherwise available to be paid by the Trust as liquidating distributions to its shareholders. The amount allocated to the pool will be the sum of: (a) 10% of all amounts otherwise available for distribution between $4.75 and $5.50 per share; and (b) 15% of all amounts otherwise available for distribution in excess of $5.50 per Share. For purposes of computing the amount payable to the pool, liquidating distributions when made are reduced to their present value as of

January 1, 1997 using a discount rate of 10%. The amounts will be allocable to the pool and available for distribution to the key employees at the same time, and from time to time , as liquidating distributions are made to shareholders. Mr. Kikol is entitled to receive not less than 80% of amounts distributed from the pool.

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

     If Mr. Kikol is terminated by the Trust (a) during 1998 and he has failed to sell at least three Trust properties before the end of calendar year 1997 or
(b) during 1999 or thereafter and he has failed to sell at least three Trust properties during calendar year 1998, Mr. Kikol is entitled to an immediate cash payment of $250,000 in lieu of any participation in the pool. If Mr. Kikol's employment is terminated during 1997 or during the periods indicated above and he has not failed to sell the required number of Trust properties as described above, Mr. Kikol will be entitled to payments from the pool when pool distributions are made, as if his employment had not been terminated. It should be noted that the property sale requirements listed have all been met. If Mr. Kikol's employment is terminated because of his death or disability he or his personal representative, as the case may be, will be entitled to receive distributions from the pool to the extent that prior pool distributions have not taken into account such present valued liquidating distributions. If Mr. Kikol is terminated for misappropriation of Trust funds or property in the amount of $25,000 or more, or if he voluntarily terminates his employment with the Trust other than because of a material change in his duties, he forfeits any right to payment from the pool.

     Certain Benefits. The Employment Agreements provide for the continuation of certain plan benefits currently provided to the officers, including health and accident insurance, retirement, group life insurance and similar plan benefits. The officers are also entitled to payment or reimbursement of business expenses. Mr. Kikol is also entitled to the use of an automobile, the payment of club dues and the payment of premiums on an insurance policy on his life.

     Termination of Agreements. The Employment Agreements may be terminated by either the Trust or the officers at any time and for any reason without prior notice to the other. If terminated (i) by the Trust (except on the grounds of the officers' misappropriation of Trust funds or property) or (ii) by the death or disability of the officer or (iii) by the officer because of a material change in his duties, the Employment Agreement provides for a severance payment to the officers as follows: Mr. Kikol -- $546,000; Mr. Thoms -- $184,000; Mr. Griesinger -- $136,406 plus $1,010 per month for each month of employment starting October 1, 1997 until his termination up to a maximum payment of $194,000; and Mr. Novinc -- $184,000. Such severance payments will be paid only if the officer delivers to the Trust prior to such payment, a release of all claims against the Trust. The Employment Agreement automatically terminates upon the death or disability of the officer. This severance payment is in addition to any payment to which the officers may be entitled under the Incentive Compensation Program described previously. On October 24, 1997 the Trustees prepaid the severance payments to each of these four officers, after obtaining the required releases. By prepaying the severance, the payments will be shown as an expense on the Trust's 1997 tax return thus reducing the 1997 federal income tax obligations, which the Trustees deemed was in the best interest of all the shareholders.

     Payment of Legal Fees. The Employment Agreements provide for the payment of the officers' legal fees and expenses under certain circumstances, including the failure of the Trust to comply with its obligations under the Employment Agreements or in the event the Trust or any other person takes action to declare the Employment Agreements void and unenforceable or institutes litigation to deny or recover form the officers the benefits intended to be provided under the Employment Agreements.

     Excise Tax Gross Up Payment. If amounts payable to Mr. Kikol under his Employment Agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, he is entitled to a gross up payment such that, after the payment of the excise tax and any federal, state or local income taxes on such gross up payment, he retains a net amount equal to the amount he would if retained from payments under the Employment Agreement had the excise tax not been applicable.

     Management Agreement. Mr. Kikol's Employment Agreement provides that, if so requested by the Trust by means of 90 days advance written notice, Mr. Kikol will manage the remaining unsold properties of the Trust, if any, upon completion of the liquidation process, for an annual management fee equal to five percent of the "gross property income" of such properties (i.e. gross rental receipts without reduction for customary on-site expenses or reasonable travel expenses related to such property) pursuant to a separate management agreement. Mr. Kikol's duties under such an agreement would be, among others, to attend to routine operational obligations associated with property management, administrative matters, investor relations and public company duties. All salary and benefits payable to Mr. Kikol under the Employment Agreement (other than those which become payable prior to its termination) will cease at the commencement of the term of the management agreement. Either party may terminate such management services upon 90 days advance written notice to the other.

     The Trust compensated all Trustees (other than Mr. Kikol, who does not receive fees for services as a Trustee) at a rate of $8,000 per annum which was paid in quarterly installments of $2,000, said sum being in lieu of all meeting and other fees. Effective October 1, 1997 the Trustees agreed to waive the $8,000 annual fee. However, all Trustees will continue to be reimbursed for actual expenses incurred in connection with meetings attended or extended services provided.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of November 15, 1997, information furnished to the Trust with respect to the beneficial ownership of the Trust's Shares of Beneficial Interest by each shareholder or group of shareholders known to the Trust to be the beneficial owner of more than five (5%) percent of the Trust's outstanding Shares of Beneficial Interest, each present Trustee, each executive officer of the Trust, and all present Trustees and executive officers of the Trust as a group.

                BENEFICIAL OWNER, TRUSTEE, OFFICER                     NUMBER OF SHARES      PERCENT
                  OR NUMBER OF PERSONS IN GROUP                     BENEFICIALLY OWNED(A)    OF CLASS
------------------------------------------------------------------  ----------------------   --------
Howard Amster (Beneficial owner and Trustee)(b)...................           788,868           15.4%
23811 Chagrin Blvd., Chagrin Plaza East
Suite 200
Beachwood, Ohio 44122
Robert H. Kanner (Beneficial owner and Trustee)(c)................         1,300,000            25.3
3830 Kelley Avenue
Cleveland, Ohio 44114
John C. Kikol (Trustee and officer)(d)............................            70,479             1.4
2001 Crocker Road, Suite 400
Westlake, Ohio 44145
Leighton A. Rosenthal (Beneficial owner and Trustee)..............           393,000             7.7
The Halle Building, Suite 310
1228 Euclid Avenue
Cleveland, Ohio 44115
John D. Weil (Beneficial owner and Trustee)(e)....................           745,000            14.5
200 North Broadway, Suite 825
St. Louis, Missouri 63102-2573
Brian D. Griesinger (Officer).....................................             7,000            *
2001 Crocker Road, Suite 400
Westlake, Ohio 44145
Michael R. Thoms (Officer)(d).....................................            28,055            *
2001 Crocker Road, Suite 400
Westlake, Ohio 44145
7 present Trustees and officers listed above......................         3,317,468            64.6

---------------

* Less than one percent.

(a) Except as noted, in each case the beneficial owner has sole voting and sole investment power.

(b) Includes 400 Shares of Beneficial Interest held by Tamra F. Gould (Mr. Amster's wife) in which Mr. Amster disclaims any beneficial interest. Excludes 27,600 Shares of Beneficial Inter held by Sonia Amster (Mr. Amster's mother) in which Mr. Amster disclaims any beneficial interest.

(c) The shares shown as being held by Robert H. Kanner are owned by a trust of which Mr. Kanner is the sole beneficiary. Mr. Kanner is not a trustee of such trust and has neither investment not voting power in such shares. Trustees of such trust are Stephen R. Kalette and Eleonora Grmek who have an address of 3830 Kelly Avenue, Cleveland, Ohio 44114. Excludes 5,000 Shares of Beneficial Interest held by Buckeye Business Products Bargaining Unit Pension Trust of which Mr. Kanner is a trustee but not a participant.

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

(e) Includes 25,000 Shares of Beneficial Interest held in the name of a family trust of which Mr. Weil is the trustee. Also includes 100,000 Shares of Beneficial Interest held in the name of Richard K. Weil (the father of Mr.
    Weil), 25,000 Shares of Beneficial Interest held in the name of Victoria L. Weil (the daughter of Mr. Weil) and 225,000 Shares of Beneficial Interest in the aggregate held by Richard K. Weil Jr., Mark S. Weil and Paula K. Weil (siblings of Mr. Weil), the beneficial ownership of which he disclaims.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

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

    Dated: December 16, 1997     CLEVETRUST REALTY INVESTORS
                                 By:  /s/  Michael R. Thoms
                                      Michael R. Thoms
                                      Vice President and
                                 Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             SIGNATURE                                  TITLE                          DATE
------------------------------------     ------------------------------------   ------------------

        * /s/ JOHN C. KIKOL              Chairman of the Board of Trustees,     December 16, 1997
------------------------------------       President and Principal Executive
           John C. Kikol                   Officer

        /s/ MICHAEL R. THOMS             Vice President, Treasurer              December 16, 1997
------------------------------------       Principal Financial Officer and
          Michael R. Thoms                 Principal Accounting Officer

        * /s/ HOWARD AMSTER              Trustee                                December 16, 1997
------------------------------------
           Howard Amster

       * /s/ ROBERT H. KANNER            Trustee                                December 16, 1997
------------------------------------
          Robert H. Kanner

    * /s/ LEIGHTON A. ROSENTHAL          Trustee                                December 16, 1997
------------------------------------
       Leighton A. Rosenthal

         * /s/ JOHN D. WEIL              Trustee                                December 16, 1997
------------------------------------
            John D. Weil

     * /s/ BY: MICHAEL R. THOMS                                                 December 16, 1997
------------------------------------
          Michael R. Thoms
          Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                PART IV, ITEM 14 (A) (1) AND (2) AND ITEM 14 (D)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED SEPTEMBER 30, 1997

                          CLEVETRUST REALTY INVESTORS

                                 WESTLAKE, OHIO

                 FORM 10-K -- PART IV, ITEM 14 (A) (1) AND (2)

                          CLEVETRUST REALTY INVESTORS

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS:

     The following financial statements of CleveTrust Realty Investors are included in Part II, Item 8:

        Statement of Financial Condition -- September 30, 1997 and 1996

        Statement of Operations -- Years ended September 30, 1997, 1996 and 1995

        Statement of Cash Flows -- Years ended September 30, 1997, 1996 and 1995

        Statement of Changes in Shareholders' Equity -- Years ended September 30, 1997, 1996 and 1995

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

                         REPORT OF INDEPENDENT AUDITORS

Trustees and Shareholders
CleveTrust Realty Investors
Westlake, Ohio

     We have audited the accompanying statement of financial condition of CleveTrust Realty Investors as of September 30, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleveTrust Realty Investors at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

November 21, 1997
Cleveland, Ohio

                       STATEMENTS OF FINANCIAL CONDITION

                          CLEVETRUST REALTY INVESTORS

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                           1997         1996
                                                                          -------     --------
                                                                             (in thousands)
                                ASSETS
Invested assets -- Notes A, C and D:
  Properties held for sale............................................    $12,918     $ 42,203
  Less: Valuation reserve.............................................        260        3,307
                                                                          -------      -------
                                                                           12,658       38,896
  Real estate mortgage loans..........................................          0          119
                                                                          -------      -------
                                                                           12,658       39,015
Cash and cash equivalents -- Note A...................................      4,612        1,490
Other assets..........................................................        368        3,347
                                                                          -------      -------
                                                                          $17,638     $ 43,852
                                                                          =======      =======
                             LIABILITIES
Mortgage notes payable -- Note E......................................    $ 5,561     $  9,563
Bank notes payable -- Note F..........................................          0        9,800
Accrued interest on notes payable -- Note F...........................          0           14
Accrued federal and state income taxes -- Note B......................      2,085            0
Accrued expenses and other liabilities -- Note G......................      3,184        1,975
                                                                          -------      -------
                                                                           10,830       21,352
                         SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, par value $1 per Share -- Note H:
     Authorized -- Unlimited Issued and outstanding shares
     (9/30/97 -- 5,136,616; 9/30/96 -- 5,179,143).....................      5,137        5,179
Additional paid-in capital............................................      9,412       38,850
Accumulated deficit...................................................     (7,741)     (21,529)
                                                                          -------      -------
                                                                            6,808       22,500
                                                                          -------      -------
                                                                          $17,638     $ 43,852
                                                                          =======      =======

                       See notes to financial statements.

                            STATEMENTS OF OPERATIONS

                          CLEVETRUST REALTY INVESTORS

                                                                   YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
                                                                (in thousands, except per share
                                                                             data)
Income
Real estate operations:
  Rental income.............................................    $ 7,485     $10,368     $10,145
  Less:
     Real estate operating expenses.........................      3,513       5,060       5,245
     Depreciation expenses..................................          0       1,830       1,846
                                                                -------     -------     -------
                                                                  3,513       6,890       7,091
                                                                -------     -------     -------
Income from real estate operations..........................      3,972       3,478       3,054
Interest income.............................................        225          40          56
Dividend income.............................................          0         225           0
Other.......................................................        294          12          26
                                                                -------     -------     -------
                                                                  4,491       3,755       3,136
Expenses
Interest:
  Mortgage notes payable -- Note E..........................        673         888         988
  Bank notes payable........................................        294         886         789
                                                                -------     -------     -------
                                                                    967       1,774       1,777
General and Administrative -- Note G........................      5,292         734         763
Provision for valuation reserve -- Note A...................     (1,348)      3,307           0
                                                                -------     -------     -------
                                                                  4,911       5,815       2,540
                                                                -------     -------     -------
Income (loss) before net gains on sales of real estate,
  gains on sales of securities, income taxes and
  extraordinary items.......................................       (420)     (2,060)        596
Net gains on sales of real estate -- Note D.................     16,922          40       2,499
Gains on sales of securities................................          0         632           0
Federal and state income taxes -- Note B....................     (2,714)          0           0
                                                                -------     -------     -------
Income (loss) before extraordinary items....................     13,788      (1,388)      3,095
Extraordinary items.........................................          0           0         790
                                                                -------     -------     -------
          Net income (loss).................................    $13,788     $(1,388)    $ 3,885
                                                                =======     =======     =======
Per share of beneficial interest -- Note A:
Income (loss) before net gains on sales of real estate,
  gains on sales of securities, income taxes and
  extraordinary items.......................................    $ (0.08)    $ (0.40)    $  0.11
Net gains on sales of real estate...........................       3.29        0.01        0.46
Gains on sales of securities................................       0.00        0.12        0.00
Federal and state income taxes..............................      (0.53)       0.00        0.00
                                                                -------     -------     -------
Income (loss) before extraordinary items....................       2.68       (0.27)       0.57
Extraordinary items.........................................       0.00        0.00        0.14
                                                                -------     -------     -------
          Net income (loss) per share.......................    $  2.68     $ (0.27)    $  0.71
                                                                =======     =======     =======
Weighted average number of Shares of
  Beneficial Interest outstanding...........................      5,138       5,186       5,459
                                                                =======     =======     =======

                       See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                          CLEVETRUST REALTY INVESTORS

                                                                  YEARS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------     -------     -------
                                                                        (in thousands)
Cash flow from operating activities:
Net income (loss)..........................................    $ 13,788     $(1,388)    $ 3,885
Non-cash revenues and expenses included in income:
  Depreciation.............................................           0       1,830       1,846
  Provision for (reverse) valuation reserve................      (1,348)      3,307           0
  Decrease in accrued interest on notes payable............         (14)         (9)         (4)
  Increase (decrease) in accrued expenses and other
     liabilities...........................................       1,209         (86)       (134)
  Increase in accrued federal and state income taxes.......       2,085           0           0
  Decrease (increase) in other assets......................       2,979      (1,971)        (80)
Reconciliation to net cash flow from operating activities:
  Net gains on sales of real estate........................     (16,922)        (40)     (2,499)
  Gains on sales of securities.............................           0        (632)          0
  Extraordinary items......................................           0           0        (790)
                                                                 ------      ------      ------
          Cash flow from operating activities..............       1,777       1,011       2,224
Cash flow from investing activities
Equity investments:
  Improvements to existing properties......................        (700)       (972)       (666)
  Purchase of property.....................................           0      (3,465)          0
  Proceeds from properties sold............................      45,208       1,386       5,545
  Net insurance proceeds...................................           0           0         738
Real estate mortgage loans:
  Repayments...............................................         119         184         145
Investments in securities:
  Securities purchased.....................................           0      (2,057)       (240)
  Proceeds from sales of securities........................           0       2,929           0
                                                                 ------      ------      ------
  Net cash from (used in) investing activities.............      44,627      (1,995)      5,522
Cash flow from financing activities:
Mortgage notes payable:
  Principal amortization payments..........................        (212)       (203)       (330)
  Principal repayments.....................................      (3,790)          0      (1,463)
  Principal borrowings.....................................           0         500           0
Bank notes payable:
  Principal amortization payments..........................           0           0         (31)
  Principal repayments.....................................      (9,800)          0      (4,549)
  Principal borrowings.....................................           0       3,200           0
Certificate of Deposit.....................................           0           0         500
Distributions to shareholders..............................     (29,279)     (1,037)       (874)
Shares repurchased and subsequently retired................        (201)       (174)     (1,062)
                                                                 ------      ------      ------
  Net cash (used in) from financing activities.............     (43,282)      2,286      (7,809)
                                                                 ------      ------      ------
Increase (decrease) in cash and cash equivalents...........       3,122       1,302         (63)
Balance at beginning of year...............................       1,490         188         251
                                                                 ------      ------      ------
Balance at end of year.....................................    $  4,612     $ 1,490     $   188
                                                                 ======      ======      ======

                       See notes to financial statements.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                          CLEVETRUST REALTY INVESTORS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                            SHARES OF   ADDITIONAL                 UNREALIZED       TOTAL
                                            BENEFICIAL   PAID-IN     ACCUMULATED    GAINS ON    SHAREHOLDERS'
                                            INTEREST     CAPITAL       DEFICIT     SECURITIES      EQUITY
                                            ---------   ----------   -----------   ----------   -------------
                                                                     (in thousands)
Balance October 1, 1994...................   $ 5,471     $ 39,794     $ (22,115)      $  0         $23,150
Net income for the year ended September
  30, 1995................................                                3,885                      3,885
Cash distributions declared and paid
  -- $.16 per share.......................                                 (874)                      (874)
Shares repurchased and subsequently
  retired
  -- Note H...............................      (254)        (808)                                  (1,062)
Change in unrealized gains on
  securities..............................                                              27              27
                                             -------     --------     ---------       ----         -------
Balance September 30, 1995................     5,217       38,986       (19,104)        27          25,126
Net (loss) for the year ended September
  30, 1996................................                               (1,388)                    (1,388)
Cash distributions declared and paid
  -- $.20 per share.......................                               (1,037)                    (1,037)
Shares repurchased and subsequently
  retired
  -- Note H...............................       (38)        (136)                                    (174)
Change in unrealized gains on
  securities..............................                                             (27)            (27)
                                             -------     --------     ---------       ----         -------
Balance September 30, 1996................     5,179       38,850       (21,529)         0          22,500
Net income for the year ended September
  30, 1997................................                               13,788                     13,788
Cash liquidating distributions declared
  and paid -- $5.70 per share.............                (29,279)                                 (29,279)
Shares repurchased and subsequently
  retired
  -- Note H...............................       (42)        (159)                                    (201)
                                             -------     --------     ---------       ----         -------
Balance September 30, 1997................   $ 5,137     $  9,412     $  (7,741)      $  0         $ 6,808
                                             =======     ========     =========       ====         =======

                         NOTES TO FINANCIAL STATEMENTS

                          CLEVETRUST REALTY INVESTORS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CleveTrust Realty Investors is a business trust organized in the State of Massachusetts, headquartered in Ohio. The Trust's primary business objective was the ownership and operation of improved real estate. On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). Effective April 29, 1997 the shareholders of the Trust approved the Plan. Accordingly, the Trust's primary business objective is to sell all of its assets, discharge all of its liabilities, and distribute the balance of the funds to the shareholders. The Trust anticipates completing the sale of its four properties in 1998 and will then complete the Plan.

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

     Real Estate: In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Trust's properties held for sale are reported in the Trust's financial statements at the lower of carrying value or estimated fair value, less cost to sell. A valuation reserve, of $260,000 and $3,307,000, was established at September 30, 1997 and 1996, respectively, for certain properties to reduce the carrying value to their estimated fair value, less cost to sell.

     Depreciation: In accordance with the Plan, properties held for sale were not depreciated in fiscal year 1997. Previously, depreciation on equity investments was computed by the straight-line method at rates based upon the expected economic lives of the assets which range from 31 to 40 years for buildings, 5 to 40 years for other property and the specific length of the tenant lease for tenant improvements. Additionally, one building and its permanent improvements were depreciated over a life of 55 years.

     Repairs and Capital Improvements: Expenditures for repairs and maintenance which do not add to the value or prolong the useful life of property owned are charged to expense as incurred; those expenditures for improvements which do add to the value or extend the useful life are capitalized.

     Cash and Cash Equivalents: The Trust defines cash and cash equivalents as cash in bank accounts and investments in marketable securities, primarily short-term government securities, with original maturities of three months or less.

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

     Reclassification: Certain items in previously issued financial statements have been reclassified to conform to the 1997 method of presentation.

NOTE B -- INCOME TAXES

     For the fiscal year ended September 30, 1997 the Trust recorded Federal income taxes of $2,400,000 ($2,531,000 of current taxes, of which $400,000 has been paid at September 30, 1997, net of a deferred tax asset of $131,000) and state income taxes of $314,000. The Trust had no income tax expense for either of the years ended September 30, 1996 or 1995. No taxes were paid during the year ended September 30, 1996.

     The Trust's deferred tax assets and liabilities at September 30, 1997 and 1996 are as follows:

                                                                      1997      1996
                                                                      -----    ------
                                                                      (in thousands)
        Deferred tax assets:
          Properties held for sale -- valuation reserve.............  $  88    $1,124
          Net operating and capital loss carryforwards..............    -0-     3,456
          Other.....................................................    546       -0-
        Deferred tax liabilities:
          Depreciation..............................................   (503)   (1,489)
          Other.....................................................    -0-       (43)
                                                                      -----    -------
                                                                        131     3,048
        Valuation allowance.........................................    -0-    (3,048)
                                                                      -----    -------
                  Net deferred tax asset............................  $ 131    $  -0-
                                                                      =====    =======

     For the fiscal year ended September 30, 1996 the Trust maintained a valuation reserve equal to its net deferred tax asset as there was doubt as to whether the net deferred tax asset will be realized.

     The $546,000 other deferred asset represents expenses totaling $1,607,000 which were accrued and expensed in the financial statements for the year ended September 30, 1997, but will not be deducted in determining the taxable income for tax year 1997. These expenses were $1,576,000 of severance pay, incentive bonus pool and payments in lieu of options (see NOTE -- G for further information concerning these expenses) and $31,000 of state taxes.

     A reconciliation between the income tax expense that would have resulted from applying federal statutory rates to pretax income and federal income taxes recorded is as follows:

                                                           9/30/97     9/30/96     9/30/95
                                                           -------     -------     -------
                                                                   (in thousands)
        Expected income tax expense at
          Federal statutory tax rate.....................  $5,611       $(472)     $1,321
        State income taxes (net of federal benefit)......     207          --          --
        Increase (decrease) in taxes resulting from:
          Effect of temporary differences................     352        (853)       (535)
          (Recognized) unrecognized net operating loss
             carryforward................................  (3,456)      1,325        (786)
                                                           -------     ------      ------
                  Income Tax Expense.....................  $2,714       $ -0-      $  -0-
                                                           =======     ======      ======

     In determining the federal income taxes for the fiscal year ended September 30, 1997 the Trust utilized the total $10.2 million of net operating and capital loss carryforwards.

NOTE C -- PROPERTIES

     The following is a summary of the Trust's properties held for sale and related indebtedness at September 30, 1997:

                                                     VALUATION
                                                      RESERVE                   INCOME FROM
                           TOTAL    ACCUMULATED   ----------------   CARRYING   REAL ESTATE    AMOUNT OF
       CLASSIFICATION      COST     DEPRECIATION                      VALUE     OPERATIONS    INDEBTEDNESS
    --------------------  -------   -----------   (in thousands $)   --------   -----------   ------------
    Office Bldg.:
      Tulsa, OK.........  $ 6,987     $ 4,408           $-0-         $  2,579     $   232        $  -0-
    Commercial
      Austin, TX........    8,510       2,174            -0-            6,336         885         5,561
      Davenport, IA.....      916         167            183              566         (36)          -0-
      Ardmore, OK.......    4,085         948            -0-            3,137         458           -0-
    Land................      117         -0-             77               40          (2)          -0-
                          -------      ------           ----          -------      ------        ------
    Total...............  $20,615     $ 7,697           $260         $ 12,658     $ 1,537        $5,561
                          =======      ======           ====          =======      ======        ======

     Following is a summary of activity with regards to the properties for the three years ended September 30, 1997:

                                                                       1996
                                                        1997     ----------------    1995
                                                       -------   (in thousands $)   -------
        Balance, beginning of year...................  $38,896       $ 40,942       $45,380
        Improvements to existing properties..........      700            972           666
        Purchase of properties.......................      -0-          3,465           -0-
        Sales of properties -- Note D................  (29,985)        (1,346)       (3,258)
        Valuation reserve............................    3,047         (3,307)          -0-
        Depreciation.................................      -0-         (1,830)       (1,846)
                                                       -------        -------       -------
        Balance, end of year.........................  $12,658       $ 38,896       $40,942
                                                       =======        =======       =======

     On February 20, 1996 the Trust completed the purchase of the land on which its Englewood Bank Building was located. This land, which was previously leased by the Trust, was purchased for a price of $1,263,000.

     On March 28, 1996 the Trust purchased a 52,554 square foot suburban office building located in Arlington, Texas for a purchase price of $2,202,000.

NOTE D -- REAL ESTATE SALES

     The fiscal 1997 gains on sales of real estate totaling $16,922,000 include the following: (i) $563,000 which represents the gain on the October 7, 1996, $2,450,000 sale of the Littleton Bank Building, Littleton, Colorado; (ii)
$13,000 which represents the gain on the December 30, 1996, $20,000 sale of a
 .23 acre land parcel located in Dubuque, Iowa; (iii) $1,727,000 which represents the gain on the January 21, 1997, $5,950,000 sale of the Warren Plaza Shopping Center, Dubuque, Iowa; (iv) $2,650,000 which represents the gain on the February 28, 1997, $3,475,000 sale of Triangle Square, Hilton Head, South Carolina; (v) $2,317,000 which represents the gain on the March 12, 1997, $5,350,000 sale of the Englewood Bank Building, Englewood, Colorado; (vi) $679,000 which represents the gain on the April 28, 1997, $4,450,000 sale of the Spring Village Shopping Center, Davenport, Iowa; (vii) $3,463,000 which represents the gain on the June 2, 1997, $5,300,000 sale of the Executive Club Building, Denver, Colorado;
(viii) $5,175,000 which represents the gain on the August 1, 1997, $17,860,000 sale of Office Alpha, 14800 Quorum, both of which are located in Dallas, Texas, and the Brookside Office Building, Arlington, Texas: and (ix) $335,000 which represents the gain on the September 5, 1997, $1,100,000 sale of the Walnut Stemmons Office Park, Dallas, Texas.

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

NOTE E -- MORTGAGE NOTE PAYABLE

     At September 30, 1997 the one mortgage note payable of the Trust is a non-recourse mortgage. The following data pertains to the mortgage note payable as of September 30, 1997.

                               BOOK VALUE
                                 OF THE
                               INVESTMENT
           MORTGAGE             SECURING                              BASE INTEREST
         NOTE PAYABLE           THE DEBT           MATURITY               RATE
        --------------         ----------         -----------         -------------
                 (in thousands)
            $5,561               $6,336           May 7, 2002             8.300%

     Required payments on the Trust's remaining mortgage note payable for the succeeding five years are as follows:

       YEAR ENDING
      SEPTEMBER 30,       PRINCIPAL          INTEREST          TOTAL
      -------------       ---------       --------------       ------
                                          (in thousands)
      1998.....            $   197             $451            $  648
      1999.....                213              435               648
      2000.....                231              417               648
      2001.....                252              396               648
      2002.....              4,668              222             4,890

     In connection with the October 7, 1996 sale of the Littleton Bank Building, the Trust repaid in full the $1,208,000 first mortgage loan, which was secured by the Littleton Bank Building. In connection with the August 2, 1997 sale of the 14800 Quorum Building, the Trust repaid in full the $2,582,000 first mortgage loan, which was secured by the 14800 Quorum Building.

     Total interest expense on mortgage notes payable did not differ materially from interest paid.

NOTE F -- BANK NOTES PAYABLE

     On January 21, 1997 the Trust repaid in full the revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland ("NCB") and Manufacturer's and Traders Trust Company of Buffalo, New York ("M&T"). Effective February 6, 1997 the Trust terminated the 1994 Credit.

     Total interest expense on bank notes payable did not differ materially from interest paid.

NOTE G -- GENERAL AND ADMINISTRATIVE EXPENSES

     Included in the general and administrative expenses for the year ended September 30, 1997 was $198,000 of expense related to the Plan for the Orderly Liquidation of the Trust. Additionally, in connection with the Plan, the Trust will make severance payments to the officers and employees of the Trust upon their termination. The defined obligations total $1,250,000, which was accrued and expensed. Of this amount $90,000 was paid during the year and $1,160,000 was accrued at September 30, 1997 Certain other payments, including the additional compensation to be paid the officers as a result of their waiving all rights to unexercised options (See NOTE H), will be made depending on the Trust's ability to achieve defined distributions to shareholders. Based on the Trust's estimate that total distributions will be between $6.50 and

$7.00 per share, the Trust accrued and expensed $2,814,000 for these payments. Of this amount $1,274,000 was paid during the year and $1,540,000 was accrued at September 30, 1997.

NOTE H -- SHARES OF BENEFICIAL INTEREST

     On October 9, 1996 the Trust repurchased 42,527 of its Shares of Beneficial Interest for $201,000 in an open market purchase. These shares were retired by the Trust.

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

     In connection with the Plan, the four primary officers of the Trust executed new employment contracts effective September 1, 1996. As part of these contracts the officers waived all rights with respect to unexercised options. In return, additional compensation will be paid to the officers, based on a calculation of a minimum threshold of the distributions to the Shareholders during the liquidation period. (See NOTE G)

NOTE I -- PENSION PLAN

     The Trust has a defined contribution pension plan covering all full-time employees of the Trust. Contributions are determined as a set percentage of each covered employee's annual cash compensation. Contributions by the Trust are accrued during the year and paid prior to the filing of the Trust's federal income tax return for said year. For fiscal 1997 the Trust accrued $42,000 for contributions to the pension plan (for fiscal 1996 -- $30,000 and fiscal
1995 -- $24,000).

NOTE J -- SUBSEQUENT EVENT (UNAUDITED)

     On December 8, 1997 the Trust completed a $3,150,000 sale of the Petroleum Club Building located in Tulsa, Oklahoma. This sale resulted in a gain of approximately $330,000 which will be reported in the first quarter of fiscal year 1998.

NOTE K -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended September 30, 1997 and 1996 is as follows:

                   QUARTER ENDED                      DEC. 31      MAR. 31      JUNE 30      SEPT. 30
  ------------------------------------------------    --------     --------     --------     ---------
                                                           (in thousands, except per share data)
  1997
    Operating revenues............................     $2,514       $2,412       $1,815       $  1,263
    Income (loss) before gains and taxes..........        520          382        1,201         (2,523)
    Net Income....................................      1,096        6,976        3,890          1,826
    Income (loss) before gains and taxes per
       share(1)...................................        .10          .07          .23           (.48)
    Net income per share(1).......................        .21         1.35          .76            .36
  1996
    Operating revenues............................     $2,638       $2,657       $2,693       $  2,657
    Operating income (loss).......................        331          316          258         (2,965)
    Net Income (loss).............................        331           72          281         (2,072)
    Operating income (loss) per share(1)..........        .06          .06          .05           (.57)
    Net Income (Loss) per share(1)................        .06          .01          .06           (.40)

---------------

(1) Per Share calculations for each of the quarters is based on a weighted average number of shares outstanding for each period and, therefore, the sum of the quarters may not necessarily equal full-year amounts.

            SCHEULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                          CLEVETRUST REALTY INVESTORS
                            AS OF SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                          INITIAL COST TO                      AMOUNT AT WHICH CARRIED AT
                                                               TRUST                               SEPTEMBER 30, 1997
                                                        --------------------    COST OF     ---------------------------------
               DESCRIPTION                ENCUMBRANCES   LAND   IMPROVEMENTS  IMPROVEMENTS   LAND   IMPROVEMENTS  TOTAL(1)(4)
----------------------------------------- ------------  ------  ------------  ------------  ------  ------------  -----------
Office Buildings:
 Petroleum Club Bldg Tulsa, OK...........        $0     $  648    $  3,306       $3,033     $  648    $  6,339      $ 6,987
Commercial Properties:
 Cannon West Austin, TX..................     5,561        874       6,758          878        874       7,636        8,510
 Spring Village Davenport, IA............         0        172         744            0        172         744          916(3)
 Tiffany Plaza Ardmore, OK...............         0        684       2,847          554        684       3,401        4,085
 Vacant Land Akron, OH...................         0        117           0            0        117           0          117(3)
                                              -----      -----      ------        -----      -----       -----       ------
       Totals............................    $5,561     $2,495    $ 13,655       $4,465     $2,495    $ 18,120      $20,615
                                              =====      =====      ======        =====      =====       =====       ======


                                             ACCUMULATED    CONSTRUCTION    DATE    DEPRECIATION
               DESCRIPTION                 DEPRECIATION(2)   COMPLETED    ACQUIRED    LIVES(5)
-----------------------------------------  ---------------  ------------  --------  ------------
Office Buildings:
 Petroleum Club Bldg Tulsa, OK...........      $ 4,408           1963       1972
Commercial Properties:
 Cannon West Austin, TX..................        2,174           1981       1987
 Spring Village Davenport, IA............          167           1980       1987
 Tiffany Plaza Ardmore, OK...............          948           1975       1989
 Vacant Land Akron, OH...................            0            N/A       1975
                                                ------
       Totals............................      $ 7,697
                                                ======

                                                                  YEARS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------     -------     -------
                                                                        (in thousands)
(1) Reconciliation of real estate:
     Balance of real estate at October 1, 1996, 1995 and
       1994, respectively..................................    $ 66,151     $63,485     $71,028
     Additions during period:
       Cost of Improvements................................         700         972         666
       Purchase of Property................................           0       3,465           0
                                                               --------     -------     -------
     Total Additions.......................................         700       4,437         666
                                                               --------     -------     -------
                                                                 66,851      67,922      71,694
     Less carrying amount of real estate sold or
     disposed..............................................      46,236       1,771       8,209
                                                               --------     -------     -------
     Balance of real estate at September 30, 1996, 1995 and
       1994, respectively..................................    $ 20,615     $66,151     $63,485
                                                               ========     =======     =======
(2) Reconciliation of accumulated depreciation:
     Balance of accumulated depreciation at October 1,
       1995, 1994 and 1993, respectively...................    $ 23,948     $22,543     $25,648
     Additions charged to expenses.........................           0       1,830       1,846
                                                               --------     -------     -------
                                                                 23,948      24,373      27,494
     Accumulated depreciation on real estate sold or
       disposed............................................      16,251         425       4,951
                                                               --------     -------     -------
     Balance of accumulated depreciation at September 30,
       1996, 1995 and 1994, respectively...................    $  7,697     $23,948     $22,543
                                                               ========     =======     =======

(3) On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). Since the Trust had previously adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121") the Trust, effective September 30, 1996, classified all real estate owned as Property held for sale. In accordance with this classification the Trust reviewed the fair value of all of its property. The Trust has established a valuation reserve against two of its properties as follows:

        Vacant restaurant parcel, Davenport, IA............    $183,000
        Vacant Land -- Akron, OH...........................      77,000
                                                               --------
             Total Valuation reserve.......................    $260,000
                                                               ========

(4) The Trust's aggregate cost for federal income tax purposes at September 30, 1997 was $20,096,000. The Trust's federal income tax return for the year ended September 30, 1997 has not yet been filed.

(5) For 1997 the Properties were classified as properties held for sale. As such, there was no depreciation recorded for 1997.

                          CLEVETRUST REALTY INVESTORS

          ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED SEPTEMBER 30, 1997

                                 EXHIBIT INDEX

 "ASSIGNED"
EXHIBIT NO*                   DESCRIPTION                           LOCATION OF EXHIBIT
------------     -------------------------------------    ---------------------------------------
    (2)          Plan of Liquidation (Resolution          Incorporated by reference to Exhibit
                 adopted by the Board of Trustees,        (2) to Form 10-Q for the quarter ended
                 September 24, 1996                       June 30, 1997
   (3)(A)        Second Amended and Restated              Incorporated by reference to Exhibit
                 Declaration of Trust.                    (3) to Registration Statement on Form
                                                          S-2, File Number, 33-46552.
   (3)(B)        By-Laws                                  Incorporated by reference to Exhibit
                                                          (3) to Report on Form 10-K for the
                                                          fiscal year ended September 30, 1986.
                                                          (File No. 0-5641)
   (4)(1)        Deed of Trust and Security Agreement     Incorporated by reference to Exhibit
                 made as of May 28, 1987 between          (4) to Report on Form 10-K for the
                 CleveTrust Realty Investors and The      fiscal year ended September 30, 1987.
                 Northwestern Mutual Life Insurance       (File No. 0-5641)
                 Company.
   (4)(2)        Promissory Note dated May 28, 1987 in    Incorporated by reference to Exhibit
                 the amount of $6,500,000 with respect    (4) to Report on Form 10-K for the
                 to the Deed of Trust and Security        fiscal year ended September 30, 1987.
                 Agreement made as of May 28, 1987        (File No. 0-5641)
                 between CleveTrust Realty Investors
                 and the Northwestern Mutual Life
                 Insurance Company
Exhibits (10)(1) through (10)(3) represent Management contracts
  (10)(1)        Amended and Restated Employment          Incorporated by reference to Exhibit
                 Agreement effective as of September      (10) to Form 10-K/A for the fiscal year
                 1, 1996 between CleveTrust Realty        ended September 30, 1996
                 Investors and John C. Kikol.
  (10)(2)        Amended and Restated Employment          Incorporated by reference to Exhibit
                 Agreement effective as of September      (10) to Form 10-K/A for the fiscal year
                 1, 1996 between CleveTrust Realty        ended September 30, 1996
                 Investors and Michael R. Thoms.
  (10)(3)        Amended and Restated Employment          Incorporated by reference to Exhibit
                 Agreement effective as of September      (10) to Form 10-K/A for the fiscal year
                 1, 1996 between CleveTrust Realty        ended September 30, 1996
                 Investors and Brian D. Griesinger.
    (11)         Computation of net income (loss) per     Filed herewith electronically
                 share of beneficial interest.
    (24)         Power of Attorney.                       Filed herewith electronically
    (27)         Financial Data Schedule.                 Filed herewith electronically

* Exhibits 9, 12, 13, 16, 18, 19, 21, 22, 23, and 28 are either inapplicable to the Trust or require no answer.