Form 10-Q
period 1997-12-31
CLEVETRUST REALTY INVESTORS
filed 1998-02-11
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     December 31, 1997

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------   -------------------------------

                          Commission File Number 0-5641

                           CLEVETRUST REALTY INVESTORS
             (Exact name of registrant as specified in its charter)

             Massachusetts                                    34-1085584
(State or other jurisdiction of incorporation             (I. R. S. Employer
   or organization)                                       Identification No.)


     2001 Crocker Road, Suite 400
           Westlake, Ohio                                        44145
(Address of Principal Executive Offices)                       (Zip Code)

                                 (440) 899-0909
              (Registrant's telephone number, including area code)

                                 Not Applicable
    Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________

Shares of Beneficial Interest Outstanding at February 6, 1998:  5,136,616

                           CLEVETRUST REALTY INVESTORS

                                      INDEX

                                                                                               Page

Number

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Statement of Financial Condition
                      -- December 31,1997 and September 30, 1997                                3

                  Statement of Operations
                      -- Three Months ended December 31, 1997 and 1996                          4

                  Statement of Cash Flows
                      -- Three Months ended December 31, 1997 and 1996                          5

                  Notes to Financial Statements                                                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                 8

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                     9

PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                                            10

         Item 2.  Changes in Securities                                                        10

         Item 3.  Defaults upon Senior Securities                                              10

         Item 4.  Submission of Matters to a Vote of Security Holders                          10

         Item 5.  Other Information                                                            10

         Item 6.  Exhibits and Reports on Form 8-K                                             10

CLEVETRUST REALTY INVESTORS
STATEMENTS OF FINANCIAL CONDITION

                                                                  DECEMBER 31, 1997              SEPTEMBER 30, 1997
                                                               -------------------------     ---------------------------
                                                                                    (in thousands)
ASSETS
--------------------------------------------------------
Invested assets - NOTE B:
  Properties held for sale                                                        9,590                          12,918
  Less:  Valuation reserve                                                           77                             260
                                                               -------------------------     ---------------------------
                                                                                  9,513                          12,658
Cash and cash equivalents                                                         5,022                           4,612
Other assets                                                                        208                             368
                                                               -------------------------     ---------------------------
                                             TOTAL ASSETS                       $14,743                         $17,638
                                                               =========================     ===========================
LIABILITIES
--------------------------------------------------------
Mortgage notes payable                                                          $ 5,514                         $ 5,561
Accrued federal and state income taxes - NOTE A                                     109                           2,085
Accrued distributions payable - NOTE D                                            3,596                               0
Accrued expenses and other liabilities - NOTE C                                   1,910                           3,184
                                                               -------------------------     ---------------------------
                                        TOTAL LIABILITIES                        11,129                          10,830
SHAREHOLDERS' EQUITY
--------------------------------------------------------
Shares of Beneficial Interest, par value $1 per Share:
    Authorized - - Unlimited
    Issued and outstanding shares - 5,136,616                                     5,137                           5,137
Additional paid-in capital                                                        5,816                           9,412
Accumulated deficit                                                              (7,339)                         (7,741)
                                                               -------------------------     ---------------------------
                                     SHAREHOLDERS' EQUITY                         3,614                           6,808
                                                               -------------------------     ---------------------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $14,743                         $17,638
                                                               =========================     ===========================

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENTS OF OPERATIONS

The following statements of operations of CleveTrust Realty Investors for the three-month periods ended December 31, 1997 and 1996, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal, recurring nature. The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results of operations for succeeding periods.

                                                             Three Months Ended
                                                       -----------------------------
                                                       12/31/97          12/31/96
                                                      ------------      ------------
                                                   (in thousands, except per share data)
INCOME
--------------------------------------------------

Real estate operations:
  Rental Income                                       $   669      $ 2,492

  Less:  Real estate operating expenses                   244        1,106
                                                      -------      -------
Income from real estate operations                        425        1,386
Interest income                                            53           20
Other                                                      30            2
                                                      -------      -------
                                                          508        1,408
EXPENSES
--------------------------------------------------
Interest:
  Mortgage notes payable                                  115          184
  Bank notes payable                                        0          168
                                                      -------      -------
                                                          115          352
General and administrative                                210          536
Provision for valuation reserve - NOTE B                  (54)           0
                                                      -------      -------
                                                          271          888
                                                      -------      -------
Income before gains on sales of
  real estate and income taxes                            237          520
Gains on sales of real estate - NOTE B                    373          576
Federal and state income taxes - NOTE A                  (208)           0
                                                      -------      -------

                                       NET INCOME     $   402      $ 1,096
                                                      =======      =======

Per Share of Beneficial Interest - NOTE E:
  Income before gains on sales of
    real estate and income taxes                         0.05         0.10
  Gains on sales of real estate                          0.07         0.11
  Federal and state income taxes                        (0.04)        0.00
                                                      -------      -------
                            NET INCOME  PER SHARE     $  0.08      $  0.21
                                                      =======      =======

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                       5,137        5,143
                                                      =======      =======

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                              ----------------------
                                                                              12/31/97     12/31/96
                                                                              --------     --------
                                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                    $   402      $ 1,096
Non-cash revenues and expenses included in income:
  Provision for (reverse) valuation reserve                                       (54)           0
  Decrease in other assets                                                        160        2,030
  Decrease in accrued interest on notes payable                                     0           (8)
  Decrease in accrued federal and state income taxes                           (1,976)           0
  (Decrease) increase in accrued expenses and other liabilities                (1,274)         298
Reconciliation to net cash flow from operating activities:
  Gains on sales of real estate                                                  (373)        (576)
                                                                              --------------------
                            Cash Flow (Used In) From Operating Activities      (3,115)       2,840
CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                               0         (373)
  Proceeds from properties sold                                                 3,572        2,351
Real estate mortgage loan repayments                                                0           37
                                                                              -------      -------
                                     Cash Flow From  Investing Activities       3,572        2,015
CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal borrowings                                                              0            0
  Principal amortization payments                                                 (47)         (53)
  Principal repayments                                                              0       (1,208)
Bank notes payable:
  Repayments                                                                        0       (3,800)
Shares repurchased and subsequently retired                                         0         (202)
                                                                              -------      -------
                                 Cash Flow (Used In) Financing Activities         (47)      (5,263)
                                                                              -------      -------
Increase (decrease) in cash and short-term investments                            410         (408)
Balance at beginning of year                                                    4,612        1,490
                                                                              -------      -------
Balance at end of period                                                      $ 5,022      $ 1,082
                                                                              =======      =======

See notes to financial statements.

                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE A - INCOME TAXES

For the three month period ended December 31, 1997 the Trust recorded Federal income taxes of $207,000 ($14,000 of current taxes and $193,000 deferred) and State income taxes of $1,000. For the fiscal year ending September 30, 1998 the Trust could incur additional income taxes should the Trust be successful in completing the sale of the properties currently being held for sale. The Trust had no income tax expense for the three month period ended December 31, 1996. For the fiscal year ended September 30, 1997 the Trust recorded Federal income taxes of $2,400,000 ($2,531,000 of current taxes, net of a deferred tax asset of $131,000) and State income taxes of $314,00.

During the three months ended December 31, 1997 the Trust made a Federal income tax payment of $2,131,000 for taxes due for the tax year ended September 30, 1997. The 1997 Federal tax return has not yet been filed.

The Trust had a net deferred tax liability of approximately $62,000 at December 31, 1997. The Trust had a net deferred tax asset position at September 30, 1997 of approximately $131,000.

NOTE B - INVESTED ASSETS

On December 8, 1997 the Trust completed a $3,150,000 sale of the Petroleum Club Building located in Tulsa, Oklahoma. This sale resulted in a gain of approximately $373,000. Additionally, on December 15, 1997 the Trust completed a $643,000 sale of a vacant restaurant located in Davenport, Iowa. This sale resulted in a loss of approximately $129,000 which had previously been provided for in the Valuation Reserve. The Valuation Reserve on this property was $183,000, after applying the loss of $129,000, the balance of $54,000 was reversed.


NOTE C - ACCRUED EXPENSES AND OTHER LIABILITIES

At September 30, 1997 the Trust had accrued $1,160,000 of severance payments due the officers and employees of the Trust in connection with the Plan for the Orderly Liquidation of the Trust (the "Plan"). These payments were to be made at the termination of the individuals' employment upon receipt by the Trust of a release of all claims against the Trust. On October 24, 1997 the Trustees prepaid the severance payments after obtaining the required releases. By prepaying the severance, the payments will be shown as an expense on the Trust's 1997 tax return thus reducing the 1997 federal income tax obligations.

NOTE D - DISTRIBUTIONS

On December 19, 1997 the Trustees declared a liquidating distribution of $.70 per share, payable on January 19, 1998 to shareholders of record as of January 12, 1998. With the payment of this distribution, the combined per share amount of liquidation distributions paid to shareholders will total $6.40 since the effective date of the Plan, April 29, 1997.

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)



NOTE E - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period.

NOTE F - SUBSEQUENT EVENTS

On January 30, 1998 the Trust completed a $7,400,000 sale of the Cannon West Shopping Center located in Austin, Texas. This sale resulted in a gain of approximately $743,000 which will be reported in the second quarter ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

At December 31, 1997 the Trust's invested assets consisted of properties held for sale, net of a $77,000 valuation reserve, of $9,513,000. This compared with properties held for sale, net of a $260,000 valuation reserve, of $12,658,000 at September 30, 1997. The change since year end was due to the December 8, 1997 sale of the Petroleum Club Building, located in Tulsa, Oklahoma and the December 15, 1997 sale of a vacant restaurant, located in Davenport, Iowa.

On December 19, 1997 the Trustees declared a liquidating distribution of $.70 per share, payable on January 19, 1998 to shareholders of record as of January 12, 1998. The $3,596,000 distribution was accrued at December 31, 1997. Also, at September 30, 1997 the Trust accrued $1,160,000 of severance payments due the officers and employees of the Trust in connection with the Plan. These payments were to be made at the termination of the individuals' employment upon receipt by the Trust of a release of all claims against the Trust. On October 24, 1997 the Trustees prepaid the severance payments after obtaining the required releases. By prepaying the severance, the payments will be shown as an expense on the Trust's 1997 tax return thus reducing the 1997 federal income tax obligation. These payments were the primary reason for the decrease in accrued expenses and other liabilities at December 31, 1997 from September 30, 1997.

The $3,194,000 decrease in shareholders' equity at December 31, 1997 from September 30, 1997 was the net effect of the Trust recording net income of $402,000 and the reduction for the recording of the distribution declared of $3,596,000 referenced previously.


RESULTS OF OPERATIONS

Income from real estate operations during the quarter ended December 31, 1997 decreased $961,000 (69%) when compared to the quarter ended December 31, 1996. Rental income for the quarter ended December 31, 1997 decreased $1,823,000 (73%) compared to the quarter ended December 31, 1996. Real estate operating expenses decreased $862,000 (78%) in the three months ended December 31, 1997 versus 1996. The decline is primarily the result of the Trust selling eleven properties during the year ended September 30, 1997.

The $237,000 (67%) decrease in interest expense for the three month period ended December 31, 1997 when compared to the same period one year ago was primarily due to the Trust's repayment of a $1,209,000 first mortgage loan on a property sold in fiscal 1997 and the repayment of a $9,800,000 loan with the Trust's Bank in fiscal 1997. The $326,000 decrease in general and administrative expenses when comparing the three months ended December 31, 1997 to December 31, 1996, was primarily due to the Trust recording $74,000 of expenses relating to the Plan and recording $266,000 of severance payable to officers and employees, which was discussed previously, during the three months ended December 31, 1996, with no like expenses being recorded during the current three-month period. Also, the Trust reversed $54,000 of valuation reserve which related to the vacant restaurant, as the loss on the sale was less than anticipated at the time the reserve was established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (Continued)

As previously mentioned, the Trust completed the $3,150,000 sale of the Petroleum Club Building, located in Tulsa, Oklahoma of December 8, 1997. This sale resulted in a gain of $373,000. For the quarter ended December 31, 1996 the Trust recorded a gain of $563,000 on the sale of the Littleton Bank Building and $13,000 on the sale of a .23 acre parcel of land located in Dubuque, Iowa.

During the quarter ended December 31, 1997 the Trust recorded federal income tax expense of $207,000 ($14,000 of current taxes and $193,000 deferred) and $1,000 of state income taxes. There was no income tax expense for the quarter ended December 31, 1996.

OUTLOOK

On January 30, 1998 the Trust completed a $7,400,000 sale of the Cannon West Shopping Center located in Austin, Texas. This sale resulted in a gain of approximately $743,000 which will be reported in the second quarter ended March 31, 1998. Effective January 28, 1998 the Trust executed a contract of sale for Tiffany Plaza, Ardmore, Oklahoma for a sales price of $3,400,000. The contract provides for a due diligence period, during which time the buyer could cancel the contract at its option. Upon completion of the due diligence period the buyer would either place a non-refundable deposit with the Trust or cancel the contract. Thereafter, should the buyer fail to complete the sale, the deposit would be forfeited and retained by the Trust. Therefore, there is no guarantee that Tiffany Plaza would actually be sold for the price stated. Tiffany Plaza and a 20 acre vacant land parcel are the only remaining properties of the Trust.



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






                                      CLEVETRUST REALTY INVESTORS
                                              (Registrant)

Date:    February 10, 1998        By:    /s/   John C  Kikol
                                     -------------------------------
                                         John C. Kikol, Chairman and
                                            President






Date:    February 10, 1998        By:    /s/   Michael R Thoms
                                     -------------------------------
                                         Michael R. Thoms, Vice President
                                            and Treasurer

                           CLEVETRUST REALTY INVESTORS

        QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX


Exhibit No.                                Description
-----------                                -----------

  (27)                              Financial Data Schedule