Form 10-Q
period 1998-03-31
CLEVETRUST REALTY INVESTORS
filed 1998-05-13
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 1998

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ________________________

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

Shares of Beneficial Interest Outstanding at May 11, 1998:  5,136,616

                           CLEVETRUST REALTY INVESTORS

                                      INDEX



                                                                                   Page


PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Statements of Financial Condition
                   -- March 31, 1998 and September 30, 1997                         3

                  Statements of Operations
                   -- Three Months and Six Months ended March 31, 1998 and 1997     4

                  Statements of Cash Flows
                   -- Six Months ended March 31, 1998 and  1997                     5

                  Notes to Financial Statements                                     6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                      8


PART II. OTHER INFORMATION:

         Item 1.    Legal Proceedings                                              11

         Item 2.    Changes in Securities                                          11

         Item 3.    Defaults upon Senior Securities                                11

         Item 4.    Submission of Matters to a Vote of Security Holders            11

         Item 5.    Other Information                                              11

         Item 6.    Exhibits and Reports on Form 8-K                               11

CLEVETRUST REALTY INVESTORS
STATEMENTS OF FINANCIAL CONDITION


                                                                   MARCH 31, 1998              SEPTEMBER 30, 1997
                                                                ----------------------     --------------------------
                                                                                 (in thousands)

ASSETS
-----------------------------------------------------------

Invested assets - NOTE B:
  Properties held for sale                                                     $3,254                        $12,918
  Valuation reserve                                                                77                            260
                                                                ----------------------     --------------------------
                                                                                3,177                         12,658

Cash and cash equivalents                                                       2,207                          4,612
Other assets                                                                       98                            368
                                                                ----------------------     --------------------------

                                              TOTAL ASSETS                     $5,482                        $17,638
                                                                ======================     ==========================


LIABILITIES
-----------------------------------------------------------

Mortgage notes payable - NOTE B                                                    $0                         $5,561
Accrued federal and state income taxes - NOTE A                                   381                          2,085
Accrued expenses and other liabilities - NOTE C                                   914                          3,184
                                                                ----------------------     --------------------------

                                         TOTAL LIABILITIES                      1,295                         10,830

SHAREHOLDERS' EQUITY
-----------------------------------------------------------

Shares of Beneficial Interest, par value $1 per Share:
    Authorized - - Unlimited
    Issued and outstanding shares - 5,136,616                                   5,137                          5,137
Additional paid-in capital                                                      5,816                          9,412
Accumulated deficit                                                            (6,766)                        (7,741)
                                                                ----------------------     --------------------------
                                TOTAL SHAREHOLDERS' EQUITY                      4,187                          6,808
                                                                ----------------------     --------------------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $5,482                        $17,638
                                                                ======================     ==========================


See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENTS OF OPERATIONS

The following statements of operations of CleveTrust Realty Investors for the three-month and six-month periods ended March 31, 1998 and 1997, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended March 31, 1998 are not necessarily indicative of the results of operations for succeeding periods.


                                                                             Three Months Ended            Six Months Ended
                                                                        --------------------------     --------------------------
                                                                        3/31/98         3/31/97        3/31/98         3/31/97
                                                                        -----------     ----------     -----------     ----------
                                                                                  (in thousands, except per share data)

INCOME

Real estate operations:
  Rental Income                                                               $273         $2,278            $942         $4,770

  Less:  Real estate operating expenses                                         53          1,094             297          2,200
                                                                        -----------     ----------     -----------     ----------
Income from real estate operations                                             220          1,184             645          2,570
Interest income                                                                 29             43              82             63
Other                                                                           38             91              68             93
                                                                        -----------     ----------     -----------     ----------
                                                                               287          1,318             795          2,726

EXPENSES

Interest:
  Mortgage notes payable                                                        36            178             151            362
  Bank notes payable                                                             0            126               0            294
                                                                        -----------     ----------     -----------     ----------
                                                                                36            304             151            656
General and administrative                                                     166            632             376          1,168
Provision for valuation reserve - NOTE B                                         0              0             (54)             0
                                                                        -----------     ----------     -----------     ----------
                                                                               202            936             473          1,824
                                                                        -----------     ----------     -----------     ----------
Income before gains on sales of real estate and
  income taxes                                                                  85            382             322            902
Gains on sales of real estate - NOTE B                                         743          6,594           1,116          7,170
Federal and state income taxes - NOTE A                                       (255)             0            (463)             0
                                                                        -----------     ----------     -----------     ----------

                                                        NET INCOME            $573         $6,976            $975         $8,072
                                                                        ===========     ==========     ===========     ==========

Per Share of Beneficial Interest - NOTE E:
   Income before gains on sales of real estate and
     income taxes                                                            $0.02          $0.07           $0.06          $0.18
  Gains on sales of real estate                                               0.14           1.28            0.22           1.39
  Federal and state income taxes                                             (0.05)          0.00           (0.09)          0.00
                                                                        -----------     ----------     -----------     ----------
                                             NET INCOME  PER SHARE           $0.11          $1.36           $0.19          $1.57
                                                                        ===========     ==========     ===========     ==========

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                                            5,137          5,137           5,137          5,140
                                                                        ===========     ==========     ===========     ==========

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                            -----------------------------
                                                                              3/31/98          3/31/97
                                                                            ------------     ------------
                                                                                    (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                         $975           $8,072
Non-cash revenues and expenses included in income:
  Decrease in other assets                                                          270            2,361
  Decrease in accrued interest on notes payable                                       0              (14)
  Decrease in accrued federal and state income taxes                             (1,704)               0
  Decrease in accrued expenses and other liabilities                             (2,270)            (329)
Reconciliation to net cash flow from operating activities:
  Gain on sales of real estate                                                   (1,116)          (7,170)
                                                                            ------------     ------------
                         Cash Flow (Used In) From Operating Activities           (3,845)           2,920

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                                 0             (517)
  Proceeds from properties sold                                                  10,597           16,945
Real estate mortgage loan repayments                                                  0               37
                                                                            ------------     ------------
                                   Cash Flow From Investing Activities           10,597           16,465

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal amortization payments                                                   (47)            (110)
  Principal repayments                                                           (5,514)          (1,208)
Bank notes payable:
  Repayments                                                                          0           (9,800)
Shares repurchased and subsequently retired                                           0             (202)
Distributions to shareholders                                                    (3,596)               0
                                                                            ------------     ------------
                              Cash Flow (Used In) Financing Activities           (9,157)         (11,320)
                                                                            ------------     ------------

(Decrease) increase in cash and short-term investments                           (2,405)           8,065
Balance at beginning of year                                                      4,612            1,490
                                                                            ------------     ------------

Balance at end of period                                                         $2,207           $9,555
                                                                            ============     ============

See notes to financial statements.

                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE A - INCOME TAXES

For the six month period ended March 31, 1998 the Trust recorded federal income taxes of $502,000 ($641,000 of current taxes, net of a deferred tax asset of $139,000). Additionally, the Trust recorded state tax refunds of $39,000 during this period. The Trust had no income tax expense for the six month period ended March 31, 1997. For the fiscal year ended September 30, 1997 the Trust recorded federal income taxes of $2,400,000 ($2,531,000 of current taxes, net of a deferred tax asset of $131,000) and state income taxes of $314,000.

On April 13, 1998 the Trust filed its federal income tax return for the tax year ended September 30, 1997, which showed that the Trust owed and paid taxes of $2,474,250 for the year.

The Trust had a net deferred tax asset position at March 31, 1998 of approximately $270,000. At September 30, 1997 the Trust had a net deferred tax asset position of approximately $131,000.

NOTE B - INVESTED ASSETS

On December 8, 1997 the Trust completed a $3,150,000 sale of the Petroleum Club Building located in Tulsa, Oklahoma. This sale resulted in a gain of approximately $373,000. On December 15, 1997 the Trust completed a $643,000 sale of a vacant restaurant located in Davenport, Iowa. This sale resulted in a loss of approximately $129,000 which had previously been provided for in the Valuation Reserve. The Valuation Reserve on this property was $183,000, after applying the loss of $129,000 the balance of $54,000 was reversed. On January 30, 1998 the Trust completed a $7,400,000 sale of the Cannon West Shopping Center located in Austin, Texas. This sale resulted in a gain of approximately $743,000. In connection with this sale, the Trust repaid in full the $5,514,000 first mortgage loan which was secured by the Cannon West Shopping Center.

NOTE C - ACCRUED EXPENSES AND OTHER LIABILITIES

At September 30, 1997 the Trust had accrued $1,160,000 of severance payments due the officers and employees of the Trust in connection with the Plan for the Orderly Liquidation of the Trust (the "Plan"). These payments were to be made at the termination of the individuals' employment upon receipt by the Trust of a release of all claims against the Trust. On October 24, 1997 the Trustees prepaid the severance payments after obtaining the required releases. By prepaying the severance, the payments were shown as an expense on the Trust's 1997 tax return. Additionally, at September 30, 1997 the Trust had accrued $1,540,000 for certain other payments to be paid to the officers based on the Trust's ability to achieve defined distributions to shareholders. Based on the liquidating distribution of $.70 per share paid on January 19, 1998 the Trust made payments to the officers of approximately $772,000.

                           CLEVETRUST REALTY INVESTORS
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE D - DISTRIBUTIONS

On January 19, 1998 the Trust paid a liquidating distribution of $.70 per share to shareholders of record as of January 12, 1998. With the payment of this distribution, the combined per share amount of liquidating distributions paid to shareholders totals $6.40 since the effective date of the Plan, April 29,1998.

NOTE E - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period. As the Trust has no options or warrants outstanding, there is no difference between basic and diluted net income per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

At March 31, 1998 the Trust's invested assets consisted of properties held for sale, net of a $77,000 valuation reserve, of $3,177,000. This compared with properties held for sale, net of a $260,000 valuation reserve, of $12,658,000 at September 30, 1997. The change since year end was due to the December 8, 1997 sale of the Petroleum Club Building, located in Tulsa, Oklahoma, the December 15, 1997 sale of a vacant restaurant, located in Davenport, Iowa, and the January 30, 1998 sale of the Cannon West Shopping Center, located in Austin, Texas. The decrease in the Trust's cash and cash equivalents was primarily due to the January 19, 1998 liquidating distribution of $.70 per share paid to shareholders of record of January 12, 1998. The $270,000 decline in other assets was primarily due to the collection of certain receivables which were due from several tenants for annual rental adjustments and the amortization of certain prepaid expenses.

In connection with the January 30, 1998 sale of the Cannon West Shopping Center the Trust repaid the $5,514,000 first mortgage loan which was secured by that property. At September 30, 1997 the Trust had accrued $1,160,000 of severance payments due the officers and employees of the Trust in connection with the Plan. These payments were to be made at the termination of the individuals' employment upon receipt by the Trust of a release of all claims against the Trust. On October 24, 1997 the Trustees prepaid the severance payments after obtaining the required releases. By prepaying the severance, the payments were shown as an expense on the Trust's 1997 tax return. Additionally, at September 30, 1997 the Trust had accrued $1,540,000 for certain other payments to be paid to the officers based on the Trust's ability to achieve defined distributions to shareholders. Based on the liquidating distribution of $.70 per share paid on January 19, 1998 the Trust made payments to the officers of approximately $772,000. These two payments were the primary reason for the decrease in accrued expenses and other liabilities at March 31, 1998 from September 30, 1997.

The $2,621,000 decrease in shareholders' equity at March 31, 1998 from September 30, 1997 was the net effect of the Trust recording net income of $975,000 and making a liquidating distribution of $3,596,000 on January 19, 1998.

RESULTS OF OPERATIONS

Quarter ended March 31, 1998 versus March 31, 1997:

Income from real estate operations during the quarter ended March 31, 1998 decreased $964,000 (81%) when compared to the quarter ended March 31, 1997. Rental income for the quarter ended March 31, 1998 decreased $2,005,000 (88%) compared to the quarter ended March 31, 1997. Real estate operating expenses decreased $1,041,000 (95%) in the three months ended March 31, 1998 versus 1997. The declines were primarily the result of the Trust selling eleven properties during the year ended September 30, 1997 and three more properties during the current fiscal year. All sales were in accordance with the Plan for the Liquidation of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (Continued)

The $268,000 (88%) decrease in interest expense for the three month period ended March 31, 1998 when compared to the same period one year ago was primarily due to the Trust's repayment of a $5,514,000 first mortgage loan in January, 1998, as described above, and the repayment in full of the $9,800,000 revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland and Manufacturer's and Traders Trust Company of Buffalo, New York. General and Administrative expenses decreased $466,000 (74%) in the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily because certain expenses incurred in the 1997 period ($266,000 in severance payable to officers and employees and $72,000 related to the Plan) did not recur in the 1998 period.

As previously mentioned, the Trust completed the $7,400,000 sale of the Cannon West Shopping Center, located in Austin, Texas on January 30, 1998. This sale resulted in a gain of approximately $743,000. During the three months ended March 31, 1997 the Trust completed three sales, all of which resulted in gains. The first was the January 21, 1997 $5,950,000 sale of the Warren Plaza Shopping Center located in Dubuque, Iowa. This sale resulted in a gain of approximately $1,727,000. The second was the February 28, 1997 $3,475,000 sale of the Triangle Square Retail Center located in Hilton Head, South Carolina. This sale resulted in a gain of $2,550,000. The third was the March 12, 1997 $5,350,000 sale of the Englewood Bank Building located in Englewood, Colorado. This sale resulted in a gain of approximately $2,317,000.

During the quarter ended March 31, 1998 the Trust recorded federal income tax expense of $296,000 ($628,000 of current taxes, net of a deferred tax asset of $332,000). Additionally, the Trust recorded state tax refunds of $39,000 during this period. There was no income tax expense for the quarter ended March 31, 1997.

Six Months ended March 31, 1998 versus March 31, 1997:

Income from real estate operations in the six months ended March 31, 1998 decreased $1,925,000 (75%) compared to the six months ended March 31, 1997. Rental income for the six months ended March 31, 1998 decreased $3,828,000 (80%) when compared to the six months ended March 31, 1997. Real estate operating expenses during the current six months decreased $1,903,000 (87%) when compared to the same period one year ago. The declines were primarily due to the sales of properties, as described above.

The $505,000 (77%) decrease in interest expense for the six month period ended March 31, 1998 when compared to the same period one year ago was primarily due to the repayment of the $5,514,000 first mortgage and the $9,800,000 of borrowings under the 1994 Credit. Both of these repayments were previously discussed. General and administrative expenses decreased $792,000 (68%) in the six months ended March 31, 1998 compared to the six months ended March 31, 1997 primarily because certain expense incurred in the 1997 period ($533,000 in severance payable to officers and employees and $147,000 related to the Plan) did not recur in the 1998 period. Also, during the six months ended March 31, 1998 the Trust reversed $54,000 of valuation reserve which was related to the sale of a vacant restaurant, as the loss on the sale was less than anticipated at the time the reserve was established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (continued)

In addition to the gains for both quarters ended March 31, 1998 and 1997 discussed previously, the six month period ended March 31, 1998 includes the $373,000 gain on the December 8, 1997 sale of the Petroleum Club Building located in Tulsa, Oklahoma. The six month period ended March 31, 1997 also includes the $563,000 gain on the October 7, 1996 sale of the Littleton Bank Building located in Littleton, Colorado and the $13,000 gain on the December 30, 1996 sale of a .23 acre parcel of land located in Dubuque, Iowa.

OUTLOOK

Tiffany Plaza and a 20 acre vacant land parcel are the only remaining properties of the Trust. Effective May 1, 1998 the Trust executed a contract of sale for Tiffany Plaza, Ardmore, Oklahoma for a sales price of $3,400,000. The contract provides for a due diligence period, during which time the buyer could cancel the contract at its option. Upon completion of the due diligence period the buyer would either place a non-refundable deposit with the Trust or cancel the contract. Thereafter, should the buyer fail to complete the sale, the deposit would be forfeited and retained by the Trust. Therefore, there is no guarantee that Tiffany Plaza would actually be sold for the price stated. It should be noted that Tiffany Plaza was previously under a contract of sale which was executed effective January 28, 1998. This contract was canceled by the buyer during the due diligence period. Management of the Trust does not believe the cancellation was the result of factors that will materially affect the ability of the Trust to sell the Property.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                                     PART II


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

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit (27):  Financial Data Schedule

           (b)  Form 8-K dated January 31, 1998

                Item 5. Other Events - - On February 26, 1998 CleveTrust Realty Investors (the "Trust") was informed by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Trust was not in compliance with the net tangible assets requirement under Maintenance Standard 1, pursuant to NASD Marketplace Rule 4450(a)(3), which became effective on February 23, 1998. The rule calls for a minimum net asset value of $4,000,000. On March 5,1998 the Trust responded to Nasdaq that as of January 31, 1998 the Trust did have a net asset value in excess of $4,000,000 as a result of the January 30, 1998 sale of one of the Trust's properties. The Trust supplied Nasdaq with a copy of its January, 1998 internal statements as support. On March 13, 1998 Nasdaq responded to the Trust that the supporting statements needed to be public statements. Therefore, the Trust filed, as Exhibit 99.1 to Form 8-K, a copy of its unaudited financial statements and related footnotes for the month ended January 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       CLEVETRUST REALTY INVESTORS
                                              (Registrant)







Date:    May 11, 1998                By: /s/ John C. Kikol
                                        ------------------------------
                                             John C. Kikol, President







Date:    May 11, 1998                By: /s/ Michael R. Thoms
                                        ------------------------------
                                             Michael R. Thoms, Vice President
                                                 and Treasurer

                           CLEVETRUST REALTY INVESTORS

         QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED MARCH 31, 1997

                                  EXHIBIT INDEX




Exhibit No.                                     Description
-----------                                     -----------

   (27)                                    Financial Data Schedule.