Form 10-Q
period 1998-06-30
CLEVETRUST REALTY INVESTORS
filed 1998-08-11
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            ------

Shares of Beneficial Interest Outstanding at August 11, 1998:  5,136,616

                           CLEVETRUST REALTY INVESTORS

                                      INDEX




                                                                                                  Page
                                                                                                 Number

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                      Statement of Financial Condition
                           -- June 30, 1998 and September 30, 1997                                  3

                      Statement of Operations
                           -- Three Months and Nine Months ended June 30, 1998 and 1997             4

                      Statement of Cash Flows
                           -- Nine Months ended June 30, 1998 and 1997                              5

                      Notes to Financial Statements                                                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                             8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          10


PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                              11

         Item 2.    Changes in Securities                                                          11

         Item 3.    Defaults upon Senior Securities                                                11

         Item 4.    Submission of Matters to a Vote of Security Holders                            11

         Item 5.    Other Information                                                              11

         Item 6.    Exhibits and Reports on Form 8-K                                               11

CLEVETRUST REALTY INVESTORS
STATEMENT OF FINANCIAL CONDITION

                                                                    JUNE 30, 1998
                                                                     (Unaudited)             SEPTEMBER 30, 1997
                                                                ----------------------     -----------------------
                                                                                  (in thousands)

ASSETS
-----------------------------------------------------------

Invested assets - NOTE B:
    Properties held for sale                                                   $3,254                     $12,918
    Valuation reserve                                                              33                         260
                                                                ----------------------     -----------------------
                                                                                3,221                      12,658

Cash and cash equivalents                                                       2,053                       4,612
Other assets                                                                       39                         368
                                                                ----------------------     -----------------------

                                              TOTAL ASSETS                     $5,313                     $17,638
                                                                ======================     =======================

LIABILITIES
-----------------------------------------------------------

Mortgage notes payable - NOTE B                                                    $0                      $5,561
Accrued federal and state income taxes - NOTE A                                   188                       2,085
Accrued expenses and other liabilities - NOTE C                                   911                       3,184
                                                                ----------------------     -----------------------

                                         TOTAL LIABILITIES                      1,099                      10,830

SHAREHOLDERS' EQUITY
-----------------------------------------------------------

Shares of Beneficial Interest, par value $1 per Share:
    Authorized - - Unlimited
    Issued and outstanding shares - 5,136,616                                   5,137                       5,137
Additional paid-in capital                                                      5,816                       9,412
Accumulated deficit                                                            (6,739)                     (7,741)
                                                                ----------------------     -----------------------
                                TOTAL SHAREHOLDERS' EQUITY                      4,214                       6,808
                                                                ----------------------     -----------------------

                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $5,313                     $17,638
                                                                ======================     =======================

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF OPERATIONS

The following statement of operations of CleveTrust Realty Investors for the three-month and nine-month periods ended June 30, 1998 and 1997, respectively, are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations. All such adjustments were of a normal recurring nature. The results of operations of the three-month and nine-month periods ended June 30, 1998 are not necessarily indicative of the results of operations for succeeding periods.

                                                                      Three Months Ended               Nine Months Ended
                                                                   --------------------------     ---------------------------
                                                                     6/30/98        6/30/97         6/30/98          6/30/97
                                                                   ----------     -----------     -----------      ----------
                                                                             (in thousands, except per share data)
INCOME
Real estate operations:
  Rental Income                                                     $    140        $  1,720        $  1,082        $  6,490

  Less:  Real estate operating expenses                                   35             782             332           2,982
  Less:  Depreciation expense                                              0               0               0               0
                                                                    --------        --------        --------        --------
                                                                          35             782             332           2,982
                                                                    --------        --------        --------        --------
Income from real estate operations                                       105             938             750           3,508
Interest income                                                           27              92             109             155
Other                                                                      4               3              72              96
                                                                    --------        --------        --------        --------
                                                                         136           1,033             931           3,759
EXPENSES
Interest:
  Mortgage notes payable                                                   0             175             151             537
  Bank notes payable                                                       0               0               0             294
                                                                    --------        --------        --------        --------
                                                                           0             175             151             831
General and administrative                                               137             727             513           1,891
Provision for valuation reserve - NOTES B & G                            (44)         (1,070)            (98)         (1,070)
                                                                    --------        --------        --------        --------
                                                                          93            (168)            566           1,652
                                                                    --------        --------        --------        --------
Income before gains on sales of real estate and
  income taxes                                                            43           1,201             365           2,107
Gains on sales of real estate - NOTE B                                     0           4,142           1,116          11,412
Federal and state income taxes - NOTE A                                  (16)         (1,453)           (479)         (1,557)
                                                                    --------        --------        --------        --------

                                                   NET INCOME       $     27        $  3,890        $  1,002        $ 11,962
                                                                    ========        ========        ========        ========

Per Share of Beneficial Interest - NOTE E:
   Income before gains (loss) on sales of real estate and
     income taxes                                                   $   0.01        $   0.23        $   0.07        $   0.41
  Gains (loss) on sales of real estate                                  0.00            0.81            0.22            2.22
  Federal and state income taxes                                       (0.00)          (0.28)          (0.09)          (0.30)
                                                                    --------        --------        --------        --------
                                        NET INCOME PER SHARE        $   0.01        $   0.76        $   0.20        $   2.33
                                                                    ========        ========        ========        ========

Weighted Average Number of Shares of
  Beneficial Interest Outstanding                                      5,137           5,137           5,137           5,139
                                                                    ========        ========        ========        ========

See notes to financial statements.

CLEVETRUST REALTY INVESTORS
STATEMENT OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                             ----------------------------
                                                                                6/30/98         6/30/97
                                                                             ------------    ------------
                                                                                    (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                     $  1,002        $ 11,962
Non-cash revenues and expenses included in income:
  Provision for valuation reserve                                                   (98)         (1,070)
  Decrease in other assets                                                          329           2,635
  Decrease in accrued interest on notes payable                                       0             (14)
  Decrease in accrued federal and state income taxes                             (1,897)              0
  (Decrease) increase in accrued expenses and other liabilities                  (2,273)          1,095
Reconciliation to net cash flow from operating activities:
  Gains on sales of real estate                                                  (1,116)        (11,412)
                                                                               --------        --------
                           Cash Flow (Used In) From Operating Activities         (4,053)          3,196

CASH FLOW FROM INVESTING ACTIVITIES:
Equity investments:
  Improvements to existing properties                                                 0            (688)
  Proceeds from properties sold                                                  10,651          26,722
Real estate mortgage loan repayments                                                  0              70
                                                                               --------        --------
                                     Cash Flow From Investing Activities         10,651          26,104

CASH FLOW FROM FINANCING ACTIVITIES:
Mortgage notes payable:
  Principal amortization payments                                                   (47)           (166)
  Principal prepayments                                                          (5,514)         (1,208)
Bank notes payable:
  Repayments                                                                          0          (9,800)
Shares purchased and subsequently retired                                             0            (202)
Distributions to shareholders                                                    (3,596)        (18,492)
                                                                               --------        --------
                                Cash Flow (Used In) Financing Activities         (9,157)        (29,868)
                                                                               --------        --------

(Decrease) in cash and short-term investments                                    (2,559)           (568)
Balance at beginning of year                                                      4,612           1,490
                                                                               --------        --------

Balance at end of period                                                       $  2,053        $    922
                                                                               ========        ========

See notes to financial statements.

                           CLEVETRUST REALTY INVESTORS
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE A - INCOME TAXES

For the nine month period ended June 30, 1998 the Trust recorded federal income taxes of $516,000 ($630,000 of current taxes, of which $200,000 has been paid at June 30, 1998, net of a deferred tax asset of $114,000). Additionally, the Trust recorded state tax refunds of $37,000 during this period. For the nine month period ended June 30, 1997 the Trust recorded federal income taxes of $1,271,000 ($400,000 current and $871,000 deferred) and state income taxes of $286,000. For the fiscal year ended September 30, 1997 the Trust recorded federal income taxes of $2,400,000 ($2,531,000 of current taxes, net of a deferred tax asset of $131,000) and state income taxes of $314,000.


On April 13, 1998 the Trust filed its federal income tax return for the tax year ended September 30, 1997, which showed that the Trust owed and paid taxes of $2,474,250 for the year.

The Trust had a net deferred tax asset position at June 30, 1998 of approximately $245,000. At September 30, 1997 the Trust had a net deferred tax asset position of approximately $131,000.

NOTE B - INVESTMENTS IN REAL ESTATE

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

On October 7, 1996 the Trust completed a $2,450,000 sale of the Littleton Bank Building located in Littleton, Colorado. This sale resulted in a gain of approximately $563,000. On December 30, 1996 the Trust completed a $20,000 sale of a .23 acre land parcel located in Dubuque, Iowa. This sale resulted in a gain of approximately $13,000. On January 21, 1997 the Trust completed a $5,950,000 sale of the Warren Plaza Shopping Center located in Dubuque, Iowa. This sale resulted in a gain of approximately $1,727,000. On February 28, 1997 the Trust completed a $3,475,000 sale of the Triangle Square Retail Center located in Hilton Head, South Carolina. This sale resulted in a gain of approximately $2,650,000. On March 12, 1997 the Trust completed a $5,350,000 sale of the Englewood Bank Building located in Englewood, Colorado. This sale resulted in a gain of approximately $2,317,000. On April 28, 1997 the Trust completed a $4,450,000 sale of the Spring Village Shopping Center located in Davenport, Iowa. This sale resulted in a gain of approximately $679,000. On June 2, 1997 the Trust completed a $5,300,000 sale of the Executive Club Building located in Denver, Colorado. This sale resulted in a gain of approximately $3,463,000.

CLEVETRUST REALTY INVESTORS
NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE C - ACCRUED EXPENSES AND OTHER LIABILITIES

At September 30, 1997 the Trust had accrued $1,160,000 of severance payments due the officers and employees of the Trust in connection with the plan for the Orderly Liquidation of the Trust (the "Plan"). These payments were to be made at the termination of the individuals' employment upon receipt by the Trust of a release of all claims against the Trust. On October 24, 1997 the Trustees prepaid the severance payments after obtaining the required releases. By prepaying the severance, the payments were shown as an expense on the Trust's 1997 tax return. Additionally, at September 30, 1997 the Trust had accrued $1,540,000 for certain other payments to be paid to the officers based on the Trust's ability to achieve defined distributions to shareholders. Based on the liquidation distribution of $.70 per share paid on January 19, 1998 the Trust made payments to the officers of approximately $772,000.

NOTE D - DISTRIBUTIONS

On January 19, 1998 the Trust paid a liquidating distribution of $.70 per share to shareholders of record as of January 12, 1998. With the payment of this distribution, the combined per share amount of liquidating distributions paid to shareholders totals $6.40 since the effective date of the Plan, April 29, 1998.

NOTE E - NET INCOME PER SHARE

Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each period. As the Trust has no options or warrants outstanding, there is no difference between basic and diluted net income per share.

NOTE G - SUBSEQUENT EVENTS

On July 14, 1998 the Trust completed a $100,000 sale of a 20 acre vacant land parcel located in Akron, Ohio. The sale resulted in an estimated loss of $33,000 which had previously been provided for in the Valuation Reserve. The original Valuation Reserve on this property was $77,000, after the determination of the loss of $33,000, the balance of $44,000 was reversed in the quarter ended June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

At June 30, 1998 the Trust's invested assets consisted of properties held for sale, net of a $33,000 valuation reserve, of $3,221,000. This compared with properties held for sale, net of a $260,000 valuation reserve, of $12,658,000 at September 30, 1997. The change since year end was due to the December 8, 1997 sale of the Petroleum Club Building, located in Tulsa, Oklahoma, the December 15, 1997 sale of a vacant restaurant, located in Davenport, Iowa, and the January 30, 1998 sale of the Cannon West Shopping Center, located in Austin, Texas. The decrease in the Trust's cash and cash equivalents was primarily due to the January 19, 1998 liquidating distribution of $.70 per share paid to shareholders of record of January 12, 1998. The $329,000 decline in other assets was primarily due to the collection of certain receivables which were due from several tenants for annual rental adjustments and the amortization of certain prepaid expenses.

In connection with the January 30, 1998 sale of the Cannon West Shopping Center the Trust repaid the $5,514,000 first mortgage loan which was secured by the property. At September 30, 1997 the Trust had accrued $1,160,000 of severance payments due the officers and employees of the Trust in connection with the Plan. These payments were to be made at the termination of the individuals' employment upon receipt by the Trust of a release of all claims against the Trust. On October 24,1997 the Trustees prepaid the severance payments after obtaining the required releases. By prepaying the severance, the payments were shown as an expense on the Trust's 1997 tax return. Additionally, at September 30, 1997 the Trust had accrued $1,540,000 for certain other payments to be paid to the officers based on the Trust's ability to achieve defined distributions to shareholders. Based on the liquidating distribution of $.70 per share paid on January 19, 1998, the Trust made payments to the officers of approximately $772,000. These two payments were the primary reason for the decrease in accrued expenses and other liabilities at June 30, 1998 from September 30, 1997.

The $2,594,000 decrease in shareholders' equity at June 30, 1998 from September 30, 1997 was the net effect of the Trust recording net income of $1,002,000 and making a liquidating distribution of $3,596,000 on January 19, 1998.

RESULTS OF OPERATIONS

Quarter ended June 30, 1998 versus June 30, 1997:

Income from real estate operations during the quarter ended June 30, 1998 decreased $833,000 (89%) when compared to the quarter ended June 30, 1997. Rental income for the quarter ended June 30, 1998 decreased $1,580,000 (92%) compared to the quarter ended June 30, 1997. Real estate operating expenses decreased $747,000 (96%) in the three months ended June 30, 1998 versus 1997. The declines were primarily the result of the Trust selling eleven properties during the year ended September 30, 1997 and three more properties during the current fiscal year. All sales were in accordance with the Plan for the liquidation of the Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - (Continued)

There was no interest expense for the quarter ended June 30, 1998 compared to $175,000 of interest expense for the quarter ended June 30, 1997. The primary reason for the difference was the repayment of a $5,514,000 first mortgage loan in January, 1998, as described above. General and administrative expenses decreased $590,000 (81%) in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 primarily because certain expenses incurred in the 1997 period ($266,000 in severance payable to officers and employees, $214,000 of payments in lieu of options made to officers of the Trust and $51,000 of expenses related to the Plan) did not recur in the 1998 period. During the quarter ended June 30, 1998, based on the sale that the Trust completed on July 14, 1998 of the 20 acre land parcel located in Akron, Ohio, the Trust reduced the valuation reserve $44,000. During the quarter ended June 30, 1997 the Trust reduced the valuation reserve $1,070,000 based on contracts of sale for two of the properties to which the valuation reserve applied.

During the three months ended June 30, 1997 the Trust completed two sales, both of which resulted in gains. The first was the April 28, 1997 $4,450,000 sale of the Spring Village Shopping Center located in Davenport, Iowa. This sale resulted in a gain of approximately $679,000. The second was the June 2, 1997 $5,300,000 sale of the Executive Club Building located in Denver, Colorado. This sale resulted in a gain of approximately $3,463,000. There were no sales during the three months ended June 30, 1998.

During the quarter ended June 30, 1998 the Trust recorded federal income tax expense of $14,000 (negative $11,000 of current taxes net of a deferred tax liability of $25,000) and $2,000 of state income taxes. During the quarter ended June 30, 1997 the Trust recorded federal income tax expense of $1,271,000 ($400,000 current and $871,000 deferred) and state income tax expense of $182,000.

Nine Months ended June 30, 1998 versus June 30, 1997:

Income from real estate operations during the nine months ended June 30, 1998 decreased $2,758,000 (79%) compared to the nine months ended June 30, 1997. Rental income for the nine months ended June 30, 1998 decreased $5,408,000 (83%) when compared to the nine months ended June 30, 1997. Real estate operating expenses during the current nine months decreased $2,650,000 (89%) when compared to the same period one year earlier. The declines were primarily due to the sales of properties, as described above.

The $680,000 (82%) decrease in interest expense for the nine month period ended June 30, 1998 when compared to the same period one year ago was primarily due to the repayment of the $5,514,000 first mortgage loan in January, 1998, as described above, and the repayment in full of the $9,800,000 revolving line of credit ("1994 Credit") issued by National City Bank of Cleveland and Manufacturer's and Traders Trust Company of Buffalo, New York. General and Administrative expenses decreased $1,378,000 (73%) in the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997 primarily because certain expenses incurred in the 1997 period ($197,000 of expenses related to the Plan, $799,000 in severance payable to officers and employees and $214,000 of payments in lieu of options made to the four primary officers of the Trust) did not recur in the 1998 period. Also, during the nine months ended June 30, 1998 the Trust reversed $98,000 of valuation reserve compared to $1,070,000 of valuation reserve reversed during the nine months ended June 30, 1997, as previously discussed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Trust has sold three properties during the nine months ended June 30, 1998. Two of the sales resulted in gains for the Trust. These gains were as follows:
i. Petroleum Club Building - $373,000 and ii. Cannon West Shopping Center - $743,000. The third sale resulted in a loss which had previously been provided for in the valuation reserve. For the nine months ended June 30, 1997 the Trust recorded gains as follows: i. Littleton Bank Building - $563,000; ii. Land parcel in Dubuque - $13,000; iii. Warren Plaza - $1,727,000; iv. Triangle Square
- $2,650,000; v. Englewood Bank Building - $2,317,000; vi. Spring Village Shopping Center - $679,000; and vii. Executive Club Building - $3,463,000.

During the nine months ended June 30, 1998 the Trust recorded federal income taxes of $516,000 ($630,000 of current taxes net of a deferred tax asset of $114,000) and recorded state tax refunds of $37,000. During the nine months ended June 30, 1997 the Trust recorded federal income tax expense of $400,000, accrued a federal tax liability of $871,000, and recorded state income tax expense of $286,000.


OUTLOOK

Tiffany Plaza, Ardmore Oklahoma is the only remaining property of the Trust. Effective June 18, 1998 the Trust executed a contract of sale for Tiffany Plaza for a sales price of $3,200,000. The contract provides for a due diligence period, during which time the buyer could cancel the contract at its option. Upon completion of the due diligence period the buyer would either place a non-refundable deposit with the Trust or cancel the contract. Thereafter, should the buyer fail to complete the sale, the deposit would be forfeited and retained by the Trust. Therefore, there is no guarantee that Tiffany Plaza would be sold for the price stated. It should be noted that Tiffany Plaza was previously under a contract of sale which was executed effective May 1, 1998. This contract was canceled by the buyer during the due diligence period. Management of the Trust does not believe the cancellation was the result of factors that will materially affect the ability of the Trust to sell the property.

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

                Exhibit (27);  Financial Data Schedule

           (b) There were no Reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         CLEVETRUST REALTY INVESTORS

                                                (Registrant)







Date:    August 11, 1998                  By:    /s/ John C. Kikol
                                              -------------------------------
                                               John C. Kikol, Chairman and
                                                   President







Date:    August 11, 1998                  By:    /s/ Michael R. Thoms
                                              -------------------------------
                                               Michael R. Thoms, Vice President
                                                   and Treasurer

                           CLEVETRUST REALTY INVESTORS

          QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED JUNE 30, 1998

                                  EXHIBIT INDEX




Exhibit No.                       Description
-----------                       -----------

(27)                         Financial Data Schedule.