Form 10-K405
period 1998-09-30
CLEVETRUST REALTY INVESTORS
filed 1998-12-22
CIK 20975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended September 30, 1998

                          Commission File Number 0-5641
                                                 ------

                           CleveTrust Realty Investors
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


           Massachusetts                                34-1085584
           -------------                                ----------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

      1991 Crocker Road, Suite 215, Westlake, Ohio             44145
      --------------------------------------------             -----
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

At December 2, 1998, 5,136,616 Shares of Beneficial Interest, par value $1.00 per Share, were outstanding, and the aggregate market value of the Shares of the Registrant held by non-affiliates (based upon the closing price of the Registrant's Shares on December 2, 1998, which was $.01) was approximately $18,000. For purposes of this information, the outstanding Shares beneficially owned by all Trustees and Officers of the Registrant were deemed to be the shares held by affiliates.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
          ---

Documents incorporated by reference:  None

                                     PART I
                                     ------


Item 1.   Business.
-------   ---------

General:
--------

CleveTrust Realty Investors (the "Trust") is a business trust organized in Massachusetts that commenced operations in 1971.

On September 24, 1996 the Board of Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust, providing for the sale of the Trust's properties during a period of approximately three years (the "Plan"). Effective April 29, 1997 the shareholders approved the Plan. During the year ended September 30, 1997 the Trust completed the sale of eleven of its Properties. During the year ended September 30, 1998 the Trust sold it's remaining five Properties. (See Item 2, Properties for further information concerning the sale of these five properties during the year ended September 30, 1998.) On September 15, 1998, the Trust made a liquidation distribution of $.785 per share. On December 14, 1998 the Trust declared a final distribution of $.008 per share, payable December 30, 1998 to shareholders of record on December 23, 1998. Effective that date, the share transfer books of the Trust will be permanently closed and the National Association of Securities Dealers, Inc. is instructed to cease all quotations for outstanding shares. Including this final distribution, the Trust made a total of $7.193 per share of liquidation distributions under the Plan. At September 30, 1998 the Trust had no employees.

Taxes:
------

For the year ended September 30, 1998 the Trust recorded federal income tax expense of $407,000 ($276,000 of current taxes plus $131,000 of deferred tax liabilities) and state income tax benefits of $40,000. For the year ended September 30, 1997 the Trust recorded federal income taxes of $2,400,000 ($2,531,000 of current taxes, net of a deferred tax asset of $131,000) and state income taxes of $314,000. In determining the federal income taxes for the year ended September 30, 1997 the Trust utilized its total $10.2 million of net operating and capital loss carryforwards.

 As referenced previously, the Trust will distribute a total of $7.193 per share to shareholders under the Plan ($5.70 per share during fiscal 1997, $1.485 per share during fiscal 1998 and $.008 in December, 1998). Under the Plan, all distributions made to shareholders are considered liquidation distributions and reported as return of capital to shareholders to the extent of the individual shareholders' basis in their shares. Shareholders are encouraged to consult their tax advisors for information concerning the tax consequences of these distributions.

Item 2 .    Properties.
--------    -----------

During the year ended September 30, 1998 the Trust completed the sale of its last five Properties as follows: (i) $3,150,000 sale on December 8, 1997 of the Petroleum Club Building, Tulsa, Oklahoma, resulting in a gain of $373,000; (ii) $643,000 sale on December 15, 1997 of a vacant restaurant located in Davenport, Iowa, which resulted in a loss of $129,000, previously provided for in the valuation reserve; (iii) $7,400,000 sale on January 30, 1998 of the Cannon West Shopping Center, Austin, Texas, resulting in a gain of $744,000; (iv) $100,000 sale on July 14, 1998 of 20 acres of vacant land in Akron, Ohio, which resulted in a loss of $33,000, previously provided for in the valuation reserve; and (v) $3,200,000 sale on August 14, 1998 of the Tiffany Plaza, Ardmore, Oklahoma, resulting in a loss of $76,000.

                                     PART I
                                     ------

Item 3 .  Legal Proceedings
--------  -----------------

There are no items or events requiring reporting with respect to this item.

Item 4 .  Submission of Matters to a Vote of Security Holders
--------  ---------------------------------------------------

No matters were submitted to a vote of the Trust's shareholders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5 .  Market for the Registrant's Common Equity and Related Stockholder
--------  -----------------------------------------------------------------
          Matters
          -------

Market Price Range

The shares of the Trust are traded in the NASDAQ National Market (symbol CTRIS). The table below contains the quarterly high and low closing bid prices for such shares.

                        Fiscal 1998                                           Fiscal 1997
                        -----------                                           -----------
Quarter Ended               High            Low         Quarter Ended             High              Low
-------------               ----            ---         -------------             ----              ---
Dec. 31, 1997               1-3/4            1          Dec. 31, 1996             5-1/2            4-5/8
Mar. 31, 1998              1-11/16          3/8         Mar. 31, 1997            6-3/16            5-1/8
June 30, 1998               13/16           4/8         June 30, 1997             6-1/2            2-3/4
Sep. 30, 1998                7/8            1/16        Sep. 30, 1997             3-7/8            1-1/8

The bid prices for the Trust's shares shown in the table above are interdealer prices and do not reflect retail mark ups, mark downs, or commissions and may not be representative of actual transactions. As of December 1, 1998, there were approximately 1,000 record holders of the shares.

Distributions to Shareholders

Fiscal 1998                Amount          Fiscal 1997               Amount
Payment Date              Per Share        Payment Date             Per Share
------------              ---------        ------------             ---------

Jan. 19, 1998               $.70           May 16, 1997               $2.50
Sep. 15, 1998                .785          June 19, 1997               1.10
                           ------
                           $1.485          Aug. 19, 1997               2.10
                           ======                                     -----
                                                                      $5.70
                                                                      =====

For a discussion of the tax classification of cash distributions see Management's Discussion and Analysis of Financial Condition and results of Operations - Distributions.

                                     PART II
                                     -------


Item 6.   Selected Financial Data
---------------------------------

             Year Ended September 30,             1998             1997             1996             1995            1994
-------------------------------------           --------         --------         --------         --------        --------
                                                             (in thousands, except per share data)
OPERATIONS:
Rental income                                   $  1,142         $  7,485         $ 10,368         $ 10,145        $  9,650
Interest income                                      136              225               40               56              76
Dividend income                                        0                0              225                0               0
Other income                                         181              294               12               26              29
                                                --------         --------         --------         --------        --------
Operating revenues                                 1,459            8,004           10,645           10,227           9,755
Provision for valuation reserve                      (98)          (1,348)           3,307                0               0
Operating expenses other than provision
    for valuation reserve                          1,372            9,772            9,398            9,631           9,870
Income (loss) before gains and taxes                 185             (420)          (2,060)             596            (115)
Net gains on sales of real estate                  1,043           16,922               40            2,499             445
Gains on sales of securities                           0                0              632                0               0
Federal and state income taxes                       367            2,714                0                0               0
Extraordinary items                                    0                0                0              790             253
Net income (loss)                                    861           13,788           (1,388)           3,885             583
Cash distributions to shareholders                 7,628           29,279            1,037              874             735
Per Share of Beneficial Interest:
    Income (loss) before gains and taxes        $   0.04         $  (0.08)        $  (0.40)        $   0.11        $  (0.02)
    Net gains on sales of real estate               0.20             3.29             0.01             0.46            0.09
    Gains on sales of securities                    0.00             0.00             0.12             0.00            0.00
    Federal and state income taxes                 (0.07)           (0.53)            0.00             0.00            0.00
    Extraordinary items                             0.00             0.00             0.00             0.14            0.05
                                                --------         --------         --------         --------        --------
    Net income (loss)                           $   0.17         $   2.68         $  (0.27)        $   0.71        $   0.12
                                                ========         ========         ========         ========        ========

    Cash distributions                          $  1.485         $   5.70         $   0.20         $   0.16        $   0.15
Weighted average number of Shares of
    Beneficial Interest outstanding                5,137            5,138            5,186            5,459           4,959

                   At September 30,               1998             1997             1996             1995            1994
-------------------------------------           --------         --------         --------         --------        --------
                                              (Liquidation                    (in thousands)
                                                 Basis)

FINANCIAL CONDITION:
Properties held for sale                        $      0         $ 12,918         $ 42,203         $    203        $      0
Valuation reserve                                      0             (260)          (3,307)               0               0
Investments in real estate                             0                0                0           40,739          45,380
Real estate mortgage loans                             0                0              119              303             236
Investments in securities                              0                0                0              267               0
Cash and cash equivalents                            282            4,612            1,490              188             251
Certificates of  deposit                               0                0                0                0             500
Insurance settlement proceeds                          0                0                0                0           3,341
Total assets                                         289           17,638           43,852           43,076          51,004
Mortgage notes payable                                 0            5,561            9,563            9,266          11,111
Bank notes payable                                     0                0            9,800            6,600          11,180
Shareholders' equity                                  41            6,808           22,500           25,126          23,150
Number of Shares of Beneficial Interest
    outstanding at September 30                    5,137            5,137            5,179            5,217           5,471

                                     PART II
                                     -------

Item  7.    Management's Discussion and Analysis of Financial Condition and
--------    ---------------------------------------------------------------
            Results of Operations.
            ----------------------


Financial Condition
-------------------

Effective April 29, 1997 the shareholders of the Trust approved the Plan for the Orderly Liquidation of the Trust, calling for the sale of the Trust's properties during a period of approximately three years. Based on the Trustees' recommendation of the Plan in September, 1996 the Trust reclassified all of its properties to properties held for sale at September 30, 1996, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). In connection with the reclassification, the Trust reviewed the carrying value of all the properties at September 30, 1996 and determined that four of the Trust's properties had a carrying value higher than the estimated fair value, less cost to sell. The Trust, therefore, established a valuation reserve for these four properties, which totaled $3,307,000. By September 30, 1998 the Trust had sold all sixteen of the properties that had been classified as properties held for sale at September 30, 1996. (See NOTE D of the Notes to Financial Statements in PART II, Item 8, of this Form 10-K for details on the eleven individual sales in the year ended September 30, 1997 and the five individual sales in the year ended September 30, 1998). During the two years it took to sell the properties the Trust reversed $1,446,000 of the reserve and did not need to make any additions to the reserve.

The Plan called for the Trust to sell all of its assets, relieve all liabilities, and distribute the remaining funds to the shareholders. During the years ended September 30, 1997 and September 30, 1998 the Trust accomplished the Plan. At September 30, 1998 the Trust's assets consisted of $282,000 of cash and $7,000 of accounts receivable. Also, at September 30, 1998 the Trust's total liabilities were $248,000 consisting of $12,000 of accrued federal and state income taxes and $236,000 of accrued expenses and there was $41,000 of shareholders' equity.

During fiscal years 1998 and 1997 (the liquidation years) property sales resulted in proceeds of $59,007,000, the Trust expended $700,000 for improvements to existing properties and received final repayments from real estate mortgage loans of $119,000. Therefore, the net proceeds from the Trust's investments were $58,426,000. From these funds, plus the cash on hand of $1,490,000, plus operating income, $3,204,000 was used in operating activities, including payments of severance pay to employees, payments in lieu of options and incentive bonus payments of officers (see Results of Operations). Additionally, the Trust repaid in full $9,563,000 of first mortgage loans and $9,800,000 of bank notes payable. Also, the Trust repurchased and retired 42,000 shares of beneficial interest in the amount of $201,000, and distributed to the shareholders as liquidation distributions $36,907,000 ($7.185 per share). At September 30, 1998 the Trust had cash on hand of $282,000.

Results of Operations
---------------------

In order for the Trust to complete the Plan and sell its properties for the highest prices, the Trust's operating strategy during the liquidation process was to maintain high occupancies, increase rental rates, to the extent that competitive conditions permitted, and implement expense controls consistent with the proper maintenance of the properties. During the period from October 1, 1996 through September 30, 1998, the liquidation period, the Trust's administrative expenses included $1,263,000 of severance payments to employees, $1,100,000 of payments in lieu of options paid to the four officers, and $1,736,000 of incentive bonuses.

                                     PART II
                                     -------


Item 7.     Management's Discussion and Analysis of Financial Condition and
-------     ---------------------------------------------------------------
            Results of Operations  -  (Continued)
            ---------------------

Distributions:
--------------

When the Plan was adopted, the Trust estimated that the shareholders would receive liquidation distributions between $6.50 and $7.00 per share. On September 15, 1998 the Trust made a distribution of $.785 per share, bringing the total of liquidation distributions to $7.185 per share. Subsequent to the end of fiscal 1998 the final distribution of $.008 per share was declared, bringing the total distributions under the Plan to $7.193 per share.

For 1998 the Trust paid liquidation distributions to its shareholders of $7,598,000 or $1.485 per share. For the shareholders the $1.485 per share paid will be considered return of capital up to the shareholder's individual basis in the Trust's shares and then capital gains thereafter.

For 1997 the Trust paid liquidation distributions to its shareholders of $29,279,000 or $5.70 per share. For the shareholders the $5.70 per share paid was considered return of capital up to the shareholder's individual basis in the Trust's shares and then capital gains thereafter.

For 1996 the Trust paid distributions to its shareholders of $1,037,000 or $.20 per share. For the shareholders the $.04 per share paid in October 1995 was classified for tax purposes as dividends. The $.04 ($.16 total) per share paid in January, April, July, and September, 1996 was classified for tax purposes as return of capital.

Income Taxes:
-------------

For the year ended September 30, 1998 the Trust recorded federal income tax expense of $407,000 ($276,000 of current taxes, plus $131,000 of deferred tax liabilities) and state income tax benefits of $40,000. For the year ended September 30, 1997 the Trust recorded federal income taxes of $2,400,000 ($2,531,000 of current taxes, net of a deferred tax asset of $131,000) and state income taxes of $314,000. In determining the federal income taxes the Trust utilized the total $10.2 million of net operating and capital loss carryforwards. There were no federal or state income taxes recorded for the year ended September 30, 1996.

At September 30, 1996 the Trust had net deferred tax assets of approximately $3,048,000. The Trust established a valuation allowance equal to its net tax assets, as there was doubt as to whether the net deferred tax asset would be realized.

Other:
------

The Trust had previously announced that there was a party who had expressed an interest in purchasing all the outstanding shares of beneficial interest of the Trust. However, in October, 1998 the party informed the Trust that they no longer had an interest in purchasing the shares.

Inflation, which has been at relatively low rates for the past three years, has had an immaterial impact on the Trust's operations during the three-year period ended September 30, 1998.

                                     PART II
                                     -------


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
--------    -----------------------------------------------------------

Not applicable.



Item 8.     Financial Statements and Supplementary Data.
-------     --------------------------------------------

The response to this Item is submitted in a separate section of this report. See
Item 14 of this report for information concerning financial statements filed with this report. The quarterly financial data, required by this item, is included as Note K of the Notes to Financial Statements.



Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

There has not been any change in the Trust's independent auditors, nor have there been any disagreements concerning accounting principles, auditing procedures, or financial statement disclosure within the twenty four (24) months prior to the date of the most recent financial statements presented in this report.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

Trustees of the Registrant:
---------------------------

Based upon information received from the respective Trustees as of November 15, 1998, the following information with respect to each person is furnished:

                                                    Position(s) with the Trust,
                                                    Principal Occupation, Business
Name (Age) of Trustee                               Experience and Other Directorships
---------------------                               ----------------------------------

Howard Amster
(51)(a)                                             Trustee of the Trust since December, 1992;  Investment
                                                    Consultant with Everen Securities, Inc. (securities,
                                                    investments), Director of Astrex, Inc. (distributor of
                                                    electronic components).

Robert H. Kanner
(51)(b)                                             Trustee of the Trust since December, 1992; President,
                                                    Chairman and a Director of Pubco Corporation (computer
                                                    printer supplies, manufacturing, and specialty
                                                    construction products). Until June 27, 1996, President,
                                                    Chairman and a Director of Bobbie Brooks, Incorporated
                                                    and Chairman and a Director of Aspen Imaging
                                                    International, Inc., which companies were merged into
                                                    Pubco Corporation on that date. Director of Riser
                                                    Foods, Inc. (food distribution).

John C. Kikol
(54)                                                Trustee of the Trust since 1982; President of the Trust
                                                    since 1974; Chairman of the Trust since February, 1995.

Leighton A. Rosenthal
(83)(c)                                             Trustee of the Trust since October, 1991; President LARS
                                                    Aviation, Inc. (private aircraft charters), Cleveland,
                                                    Ohio.

John C. Weil
(58)(d)                                             Trustee of the Trust since June, 1991;  President Clayton
                                                    Management Co. (bookkeeping and investment management
                                                    services), St. Louis, Missouri. Director of Cliffs
                                                    Drilling (oil service), Oglebay Norton Company (lake
                                                    shipping, mining and manufacturing), Physicians
                                                    Insurance Company of Ohio (medical malpractice
                                                    insurance) and Todd Shipyards, Inc. (ship building and
                                                    repair company).

(a)  Chairman of the Audit Committee
(b)  Chairman of the Investment Committee
(c)  Chairman of the Nominating Committee
(d)  Chairman of Compensation Committee

Each Trustee is a member of all of the Committees of the Trust, except that Mr. Kikol does not serve on the Compensation Committee.

                                    PART III
                                    --------

Item 10.  Directors and Executive officers of the Registrant - (Continued)
--------  --------------------------------------------------


Except as otherwise indicated in the above table, each Trustee has had the principal occupation or former occupation indicated for more than five years.

Executive Officers of the Registrant:
-------------------------------------

                                                    Position(s) with the Trust, Principal Occupation,
Name (age)                                          Business, Experience, and Other Directorships
----------                                          ---------------------------------------------

John C. Kikol (54)                                  Chairman; Chairman of the Board of Trustees since 1995;
                                                    Trustee of the Trust since 1982; President of the Trust
                                                    since 1974; Secretary since 1997

Michael R. Thoms (50)                               Vice President and Treasurer of the Trust since 1987

Brian D. Griesinger (37)                            Vice President - Management of the Trust since 1989

                                    PART III
                                    --------

Item 11.  Executive Compensation
--------------------------------
Summary Compensation of Executive Officers:
-------------------------------------------

The following table sets forth, for each of the Trust's last three fiscal years, the compensation awarded to, earned by or paid to the three executive officers of the Trust whose total salary and bonuses exceeded $100,000 for the year ended September 30, 1998. The employment of the three listed officers was terminated effective at the close of business on September 30, 1998, however, all three remain as officers of the Trust.

                           Summary Compensation Table

  Name and                        Fiscal     Base                   Payments                                  All Other
  Principal                        Year     Salary                 in Lieu of     Incentive     Severance   Compensation
  Position                        Ended      (1)      Bonuses      Options (2)     Bonus (3)       (4)            (5)
--------------                   ------------------------------------------------------------------------------------------

John C. Kikol                    9/30/98    $196,000      ---         $134,560      $969,420     $546,000      $9,438
  Chairman, President            9/30/97     170,250     64,990        384,250       413,470        ---         9,516
  & Chief Executive Officer      9/30/96     135,000     47,000          ---           ---          ---        15,151

Michael R. Thoms      (6)        9/30/98     149,075      ---           72,400        18,000      184,000       7,038
  Vice President, Treasurer      9/30/97      88,000     27,050        124,660         ---          ---         7,119
  & Chief Financial Officer      9/30/96      76,000     16,000          ---           ---          ---         6,517

Brian D. Griesinger              9/30/98     102,600      ---           68,820       260,360      147,520       7,038
  Vice President -               9/30/97      92,750     28,420        123,270       103,370        ---         7,119
  Management                     9/30/96      80,000     17,000          ---           ---          ---         7,024


(1) Included in the base salary amounts for the year ended September 30, 1998 is a payment for unused vacation as follows: Mr. Kikol - $14,000, Mr. Thoms - $7,075, and Mr. Griesinger - $5,600.

(2) Under the employment agreements, each of the three officers listed waived all rights to unexercised stock options. In lieu of the options the officers received payments based upon liquidation distributions to the Trust's shareholders, including a gross up amount (See Employment Agreements - Salary, Bonus and Other Compensation for further details of these payments).

(3) Mr. Kikol's Employment Agreement provides for participation in an incentive compensation program for officers of the Trust (See Employment Agreement - Incentive Compensation Program, for details of these payments).

(4) Under the employment agreements, the Trust paid a severance payment to each of the three officers listed. After obtaining the required releases the severance payments were prepaid on October 24, 1997 in order to show them as an expense on the Trust's 1997 tax returns. See Employment Agreements.

(5) For fiscal 1998, the amount for Mr. Kikol represents the premium paid ($2,400) by the Trust for a "key man" insurance policy for the benefit of the Chief Executive Officer and his designated heirs and pension plan contributions ($7,038). For the other two officers the amount shown represents only pension plan contributions.

(6) Included in Mr. Thoms' base salary is a consulting fee of $50,000 for his services in preparing the Form 10-K for the year ended September 30, 1998, plus preparation of all tax returns, including federal income tax returns, state income tax returns, and payroll tax returns, plus other administrative requirements needed to complete the operations of the Trust.

                                    PART III
                                    --------

Item 11.  Executive Compensation - (Continued)
--------  ----------------------


Employment Agreements
---------------------

In connection with the adoption of the Plan by the Trustees, the Compensation Committee of the Board of Trustees approved Amended and Restated Employment Agreements, effective as of September 1, 1996, between the Trust and the three executive officers of the Trust, Mr. Kikol, Chairman and President, Mr. Thoms, Vice President and Treasurer, and Mr. Griesinger, Vice President - Management. Mr. Kikol's Agreement was subject to shareholder approval, which approval was granted by the shareholders effective April 29, 1997.

PURPOSE. The Trust entered into the Employment Agreements in order to induce the officers to remain in their positions throughout the liquidation process in order to provide continuity and to maximize the liquidation distributions to the shareholders. In Mr. Kikol's case the agreement provides incentives by tying his compensation to the aggregate amount of distributions to shareholders.

SALARY, BONUS AND OTHER COMPENSATION. The Employment Agreements provide that commencing January 1, 1997 the Trust will pay base salaries to the officers as follows: Mr. Kikol - $182,000 per year in semi-monthly installments; Mr. Thoms - $92,000 per year in semi-monthly installments; and Mr. Griesinger - $97,000 per year in semi-monthly installments.

Under the Employment Agreements, the officers waived all rights to unexercised stock options to purchase Shares of Beneficial Interest of the Trust granted to them under the Trust's 1992 Incentive Stock Option Plan. In lieu of such options, the Trust will pay to the officers amounts based upon the liquidation distributions to the Trust's shareholders from time to time (the "Payments'), including a gross up amount (the "Gross Up Amount") that, when added to the Payments, will allow the officers to retain a net amount after payment of all federal, state and local income taxes equal to the net amount of the Payments. The Payments and Gross Up Amount are paid to the officers at the same time as liquidation distributions are made to shareholders. The Payments are designed to compensate the officers in amounts similar to the liquidation distributions that they would receive if they exercised the options prior to such distributions. The Payments are net of the exercise price of the respective options, and the Gross Up Amount is paid in recognition of the fact that the officers would have been able to apply capital loss carryforwards to any capital gains they would have recognized on the sale of Shares of Beneficial Interest acquired through exercise of the incentive stock options. The Trust believes that it will not be economically disadvantaged by payment of the Gross Up Amount because the Trust expects to be able to deduct for federal income tax purposes the full amount of Payments and the Gross Up Amount, whereas it would not be entitled to any deduction upon exercise of incentive stock options.

Incentive Compensation Program.
-------------------------------

Mr. Kikol's Employment Agreement also provides for participation in an incentive compensation program for officers of the Trust (the "Incentive Compensation Program"). Under the Incentive Compensation Program, an incentive compensation pool is created for distribution to certain key employees. The amount to be allocated to the pool is calculated based on amounts otherwise available to be paid by the Trust as liquidation distributions to its shareholders. The amount allocated to the pool is the sum of: (a) 10% of all amounts otherwise available for distribution between $4.75 and $5.50 per share; and (b) 15% of all amounts otherwise available for distribution in excess of $5.50 per Share. For purposes of computing the amount payable to the pool, liquidation distributions when made are reduced to their present value as of January 1, 1997 using a discount rate of 10%. The amounts are allocable to the pool and available for distribution to the key employees at the same time, and from time to time, as liquidation distributions are made to shareholders. Mr. Kikol is entitled to receive not less than 80% of amounts distributed from the pool.

                                    PART III
                                    --------

Item 11.  Executive Compensation - (Continued)
--------  ----------------------

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

TERMINATION OF AGREEMENTS. The Employment Agreements may be terminated by either the Trust or the officers at any time and for any reason without prior notice to the other. If terminated (i) by the Trust (except on the grounds of the officers' misappropriation of Trust funds or property) or (ii) by the death or disability of the officer or (iii) by the officer because of a material change in his duties, the Employment Agreement provides for a severance payment to the officers as follows: Mr. Kikol - $546,000; Mr. Thoms - $184,000; and Mr. Griesinger - $136,406 plus $1,010 per month for each month of employment starting October 1, 1997 until his termination up to a maximum payment of $194,000. Such severance payments were to be paid only if the officer delivered to the Trust prior to such payment, a release of all claims against the Trust. The Employment Agreement automatically terminates upon the death or disability of the officer. This severance payment is in addition to any payment to which the officers may be entitled under the Incentive Compensation Program described previously. On October 24, 1997 the Trustees prepaid the severance payments to each of these three officers, after obtaining the required releases. By prepaying the severance, the payments were shown as an expense on the Trust's 1997 tax return thus reducing the 1997 federal income tax obligations, which the Trustees deemed was in the best interest of all the shareholders. Mr. Griesinger was paid $136,406 on October 24, 1997 and an additional $11,114 upon his termination on September 30, 1998.

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

                                    PART III
                                    --------

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The following table sets forth, as of November 15, 1998, information furnished to the Trust with respect to the beneficial ownership of the Trust's Shares of Beneficial Interest by each shareholder or group of shareholders known to the Trust to be the beneficial owner of more than five (5%) percent of the Trust's outstanding Shares of Beneficial Interest, each present Trustee, each executive officer of the Trust, and all present Trustees and executive officers of the Trust as a group.

Beneficial Owner, Trustee, Officer                            Number of Shares                Percent
or Number of Persons in Group                                 Beneficially Owned (a)          of Class
-----------------------------                                 ----------------------          --------

Howard Amster (Beneficial owner and Trustee)(b)                    788,868                     15.4%
23811 Chagrin Blvd., Chagrin Plaza East
Suite 200
Beachwood, Ohio  44122

Robert H. Kanner (Beneficial owner and Trustee)(c)               1,300,000                     25.3
3830 Kelley Avenue
Cleveland, Ohio  44114

John C. Kikol (Trustee and officer)(d)                              70,479                      1.4
1991 Crocker Road, Suite 215
Westlake, Ohio  44145

Leighton A. Rosenthal (Beneficial owner and Trustee)               393,000                      7.7
The Halle Building, Suite 310
1228 Euclid Avenue
Cleveland, Ohio  44115

John D. Weil (Beneficial owner and Trustee)(e)                     745,000                     14.5
200 North Broadway, Suite 825
St. Louis, Missouri  63102-2573

Brian D. Griesinger (Officer)                                        7,000                       *
1991 Crocker Road, Suite 215
Westlake, Ohio  44145

Michael R. Thoms (Officer)(d)                                       28,055                       *
1991 Crocker Road, Suite 215
Westlake, Ohio  44145

7 present Trustees and officers listed above                     3,317,468                     64.6

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

                                    PART III
                                    --------

Item 12.  Security Ownership of Certain Beneficial Owners and Management. -
--------  ---------------------------------------------------------------
         (Continued)

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


Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

None.

                                     PART IV


Item  14.    Exhibits, Financial Statement Schedules, and Reports on Form  8-K.
----  ---    ------------------------------------------------------------  ----

                   (a) The following documents are filed as a part of this
                       Report:

                          (1) The Financial Statements listed on the List of Financial Statements are filed as a separate section of this Report
 .
                          (2) The exhibits required by Item 601 of Regulation S-K and identified on the Exhibit Index contained in this Report.

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

                                          CLEVETRUST REALTY INVESTORS
Dated:   December 21, 1998                  By:    /s/  Michael R. Thoms
                                                 ---------------------------
                                                 Michael R. Thoms
                                                 Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             Signature                             Title                                Date
             ---------                             -----                                ----

*/s/   John C. Kikol                     Chairman of the Board of                December 21, 1998
-------------------------------          Trustees, President and
John C. Kikol                            Principal Executive Officer

 /s/   Michael R. Thoms                  Vice President, Treasurer
-------------------------------          Principal Financial Officer             December 21, 1998
Michael R. Thoms                         and Principal Accounting
                                         Officer

*/s/   Howard Amster                     Trustee                                 December 21, 1998
-------------------------------
Howard Amster

*/s/   Robert H. Kanner                  Trustee                                 December 21, 1998
-------------------------------
Robert H. Kanner

*/s/   Leighton A. Rosenthal             Trustee                                 December 21, 1998
-------------------------------
Leighton A. Rosenthal

*/s/   John D. Weil                      Trustee                                 December 21, 1998
-------------------------------
John D. Weil

*/s/  By:  Michael R. Thoms                                                      December 21, 1998
-------------------------------
Michael R. Thoms
Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                PART IV, ITEM 14 (a) (1) and (2) and ITEM 14 (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                          YEAR ENDED SEPTEMBER 30, 1998



                           CLEVETRUST REALTY INVESTORS

                                 WESTLAKE, OHIO

Form 10-K --Part IV, Item 14 (a) (1) and (2)

CLEVETRUST REALTY INVESTORS

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



Financial Statements:

The following financial statements of CleveTrust Realty Investors are included in Part II, Item 8:

     Statement of Net Assets in Liquidation - September 30, 1998

     Statement of Financial Condition -- September 30, 1997

     Statement of Operations -- Years ended September 30, 1998, 1997 and 1996

     Statement of Cash Flows -- Years ended September 30, 1998, 1997 and 1996

     Statement of Changes in Shareholders' Equity -- Years ended September 30, 1998, 1997 and 1996

     Notes to Financial Statements


Financial Statement Schedules:

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors


Trustees and Shareholders
CleveTrust Realty Investors
Westlake, Ohio

We have audited the statement of financial condition of CleveTrust Realty Investors as of September 30, 1997 and the related statements of operations, changes in shareholders' equity and cash flows for the two years then ended and for the year ended September 30, 1998. In addition, we have audited the statement of net assets in liquidation as of September 30, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the financial statements, the shareholders of CleveTrust Realty Investors approved a Plan for the Orderly Liquidation of the Trust on April 29, 1997, and the Trust commenced liquidation shortly thereafter. On September 30, 1998, the orderly liquidation of the Trust appeared imminent and as a result the Trust has changed its basis of accounting for periods subsequent to September 30, 1998 from the going- concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleveTrust Realty Investors at September 30, 1997, and the results of its operations and its cash flows for each of the two years then ended and for the year ended September 30, 1998, and its net assets in liquidation as of September 30, 1998, in conformity with generally accepted accounting principles.



                                                 Ernst & Young LLP


October 30, 1998
Cleveland, Ohio

STATEMENT OF NET ASSETS IN LIQUIDATION

CLEVETRUST REALTY INVESTORS

                                                                                September 30, 1998
                                                                              ----------------------
                                                                                  (in thousands)
ASSETS

Cash and cash equivalents - - NOTE A                                                           $282
Other assets                                                                                      7
                                                                              ----------------------
                                                TOTAL ASSETS                                   $289
                                                                              ======================

LIABILITIES

Accrued federal and state income taxes - NOTE B                                                 $12
Accrued expenses and other liabilities - NOTE G                                                 236
                                                                              ----------------------

                                           TOTAL LIABILITIES                                    248

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest, par value $1 per Share - - NOTE H:
    Authorized - - Unlimited
    Issued and outstanding shares (5,136,616)                                                 5,137
Additional paid-in capital                                                                    1,784
Accumulated deficit                                                                          (6,880)
                                                                              ----------------------

                                  TOTAL SHAREHOLDERS' EQUITY                                     41
                                                                              ----------------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $289
                                                                              ======================

See notes to financial statements.

STATEMENT OF FINANCIAL CONDITION

CLEVETRUST REALTY INVESTORS

                                                                               September 30, 1997
                                                                              ---------------------
                                                                                 (in thousands)
ASSETS

Invested assets - - NOTES A, C and D:
  Properties held for sale                                                                 $12,918
  Less:  Valuation reserve                                                                     260
                                                                              ---------------------
                                                                                            12,658

Cash and cash equivalents - - NOTE A                                                         4,612
Other assets                                                                                   368
                                                                              ---------------------
                                                TOTAL ASSETS                               $17,638
                                                                              =====================

LIABILITIES

Mortgage notes payable - NOTE E                                                             $5,561
Accrued federal and state income taxes - NOTE B                                              2,085
Accrued expenses and other liabilities - NOTE G                                              3,184
                                                                              ---------------------

                                           TOTAL LIABILITIES                                10,830

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest, par value $1 per Share - - NOTE H:
    Authorized - - Unlimited
    Issued and outstanding shares (5,136,616)                                                5,137
Additional paid-in capital                                                                   9,412
Accumulated deficit                                                                         (7,741)
                                                                              ---------------------

                                  TOTAL SHAREHOLDERS' EQUITY                                 6,808
                                                                              ---------------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $17,638
                                                                              =====================

See notes to financial statements.

STATEMENTS OF OPERATIONS

CLEVETRUST REALTY INVESTORS

                                                                                 Years ended September 30,
                                                                        ------------------------------------------
                                                                          1998             1997             1996
                                                                        --------         --------         --------
                                                                          (in thousands, except per share data)

INCOME
Real estate operations:
  Rental income                                                         $  1,142         $  7,485         $ 10,368
  Less:
    Real estate operating expenses                                           349            3,513            5,060
    Depreciation expenses                                                      0                0            1,830
                                                                        --------         --------         --------
                                                                             349            3,513            6,890
                                                                        --------         --------         --------
Income from real estate operations                                           793            3,972            3,478
Interest income                                                              136              225               40
Dividend income                                                                0                0              225
Other                                                                        181              294               12
                                                                        --------         --------         --------
                                                                           1,110            4,491            3,755
EXPENSES
Interest:
  Mortgage notes payable - - NOTE  E                                         151              673              888
  Bank notes payable                                                           0              294              886
                                                                        --------         --------         --------
                                                                             151              967            1,774
General and Administrative - - NOTE G                                        872            5,292              734
Provision for valuation reserve - - NOTE A                                   (98)          (1,348)           3,307
                                                                        --------         --------         --------
                                                                             925            4,911            5,815
                                                                        --------         --------         --------
Income (loss) before net gains on sales of real estate, gains on
  sales of securities, and income taxes                                      185             (420)          (2,060)

Net gains on sales of real estate - -NOTE  D                               1,043           16,922               40
Gains on sales of securities                                                   0                0              632
Federal and state income taxes - - NOTE B                                   (367)          (2,714)               0
                                                                        --------         --------         --------

                                            NET INCOME (LOSS)           $    861         $ 13,788         $ (1,388)
                                                                        ========         ========         ========

PER SHARE OF BENEFICIAL INTEREST - - NOTE A:
Income (loss) before net gains on sales of real estate, gains on
  sales of securities, and income taxes                                 $   0.04         $  (0.08)        $  (0.40)
Net gains on sales of real estate                                           0.20             3.29             0.01
Gains on sales of securities                                                0.00             0.00             0.12
Federal and state income taxes                                             (0.07)           (0.53)            0.00
                                                                        --------         --------         --------

                                  NET INCOME (LOSS) PER SHARE           $   0.17         $   2.68         $  (0.27)
                                                                        ========         ========         ========

 Weighted average number of Shares of
  Beneficial Interest outstanding                                          5,137            5,138            5,186
                                                                        ========         ========         ========

See notes to financial statements.

STATEMENTS OF CASH FLOWS

CLEVETRUST REALTY INVESTORS

                                                                                  Years ended September 30,
                                                                          ------------------------------------------
                                                                            1998             1997              1996
                                                                          --------         --------         --------
                                                                                         (in thousands)

Cash flow from operating activities:
Net income (loss)                                                         $    861         $ 13,788         $ (1,388)
Non-cash revenues and expenses included in income:
  Depreciation                                                                   0                0            1,830
  Provision for (reverse) valuation reserve                                    (98)          (1,348)           3,307
  Decrease in accrued interest on notes payable                                  0              (14)              (9)
 (Decrease) increase in accrued expenses and
    other liabilities                                                       (2,948)           1,209              (86)
 (Decrease) increase in accrued federal and state income taxes              (2,073)           2,085                0
  Decrease (increase) in other assets                                          361            2,979           (1,971)
Reconciliation to net cash flow from operating activities:
  Net gains on sales of real estate                                         (1,043)         (16,922)             (40)
  Gains on sales of securities                                                   0                0             (632)
                                                                          --------         --------         --------
                     CASH FLOW (USED IN) FROM OPERATING ACTIVITIES          (4,940)           1,777            1,011

Cash flow from investing activities:
Equity investments:
  Improvements to existing properties                                            0             (700)            (972)
  Purchase of property                                                           0                0           (3,465)
  Proceeds from properties sold                                             13,799           45,208            1,386
Real estate mortgage loans:
  Repayments                                                                     0              119              184
Investments in securities:
  Securities purchased                                                           0                0           (2,057)
  Proceeds from sales of securities                                              0                0            2,929
                                                                          --------         --------         --------
                     NET CASH FROM (USED IN) INVESTING ACTIVITIES           13,799           44,627           (1,995)

Cash flow from financing activities:
Mortgage notes payable:
  Principal amortization payments                                              (47)            (212)            (203)
  Principal repayments                                                      (5,514)          (3,790)               0
  Principal borrowings                                                           0                0              500
Bank notes payable:
  Principal repayments                                                           0           (9,800)               0
  Principal borrowings                                                           0                0            3,200
Distributions to shareholders                                               (7,628)         (29,279)          (1,037)
Shares repurchased and subsequently retired                                      0             (201)            (174)
                                                                          --------         --------         --------
                      NET CASH (USED IN) FROM FINANCING ACTIVITIES         (13,189)         (43,282)           2,286
                                                                          --------         --------         --------

(Decrease) increase in cash and cash equivalents                            (4,330)           3,122            1,302
Balance at  beginning of year                                                4,612            1,490              188
                                                                          --------         --------         --------
Balance at end of year                                                    $    282         $  4,612         $  1,490
                                                                          ========         ========         ========

See notes to financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

CLEVETRUST REALTY INVESTORS

Years Ended September 30, 1998, 1997, and 1996

                                                Shares Of        Additional                            Unrealized          Total
                                                Beneficial         Paid-In          Accumulated         Gains On       Shareholders'
                                                 Interest          Capital            Deficit          Securities         Equity
                                               ------------     -------------     ---------------     ------------     -------------
                                                                                  (in thousands)

Balance October 1, 1995                           $5,217           $38,986            $(19,104)             $27           $25,126

Net (loss) for the year ended
    September 30, 1996                                                                  (1,388)                            (1,388)
Cash distributions declared
    and paid -- $.20 per share                                                          (1,037)                            (1,037)
Shares repurchased and
    subsequently retired -- NOTE H                   (38)             (136)                                                  (174)
Change in unrealized gains
    on securities                                                                                           (27)              (27)
                                             ------------     -------------     ---------------     ------------     -------------

Balance September 30, 1996                         5,179            38,850             (21,529)               0            22,500

Net income for the year ended
    September 30, 1997                                                                  13,788                             13,788
Cash liquidating distributions
    declared and paid -- $5.70 per share                           (29,279)                                               (29,279)
Shares repurchased and
    subsequently retired -- NOTE H                   (42)             (159)                                                  (201)
                                             ------------     -------------     ---------------     ------------     -------------

Balance September 30, 1997                         5,137             9,412              (7,741)               0             6,808

Net income for the year ended
    September 30, 1998                                                                     861                                861
Cash liquidating distributions
    declared and paid -- $1.485 per share                           (7,628)                                                (7,628)
                                             ------------     -------------     ---------------     ------------     -------------

Balance September 30, 1998                        $5,137            $1,784             $(6,880)              $0               $41
                                             ============     =============     ===============     ============     =============

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

CLEVETRUST REALTY INVESTORS

Years Ended September 30, 1998, 1997 and 1996

NOTE A - -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CleveTrust Realty Investors is a business trust organized in the State of Massachusetts, headquartered in Ohio. The Trust's primary business objective was the ownership and operation of improved real estate. On September 24, 1996 the Trustees of the Trust unanimously voted to recommend a Plan for the Orderly Liquidation of the Trust (the "Plan"). The shareholders of the Trust approved the Plan effective April 29, 1997 and subsequently, the Trust commenced liquidation proceedings. During 1998, the remaining real estate holdings of the trust were disposed of, and on September 30, 1998, the liquidation of the Trust appeared imminent. Accordingly, at that date, the Trust began to account for its assets and liabilities on a liquidation basis of accounting, rather than on a going-concern basis. Under the liquidation basis of accounting, assets are valued at their estimated net realizable value, and liabilities, including all estimated expenditures necessary to complete the liquidation of the Trust are stated at their estimated amounts. Adoption of the liquidation basis of accounting did not result in any material adjustments to the Trust's assets or liabilities.

USE OF ESTIMATES: The preparation of financial statements requires Management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could affect the amounts reported and disclosed herein.

INCOME RECOGNITION: Rental income from improved properties was generally recorded as it accrued. Interest on mortgage loans was recognized as income as it accrued during the period the loans were outstanding, except where collection of interest was considered doubtful. Contingent rents and interest were recognized as income when determinable. Accrual of income was suspended on any investment when the collection of rent, principal, or interest was doubtful.

REAL ESTATE: Properties held for sale were reported in the Trust's financial statements at the lower of carrying value or estimated fair value, less cost to sell.

DEPRECIATION: In accordance with the Plan, properties held for sale were not depreciated in fiscal years 1998 and 1997. Previously, depreciation on equity investments was computed by the straight-line method at rates based upon the expected economic lives of the assets which ranged from 31 to 40 years for buildings, 5 to 40 years for other property and the specific length of the tenant lease for tenant improvements. Additionally, one building and its permanent improvements were depreciated over a life of 55 years.

REPAIRS AND CAPITAL IMPROVEMENTS: Expenditures for repairs and maintenance which did not add to the value or prolong the useful life of property owned were charged to expense as incurred; those expenditures for improvements which did add to the value or extend the useful life were capitalized.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash in bank accounts and investments in marketable securities, primarily short-term government securities, with original maturates of three months or less.

INCOME TAXES: Deferred income taxes were recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax basis and for operating and capital loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets were recognized only to the extent that it is more likely than not that they would be realized based on consideration of available evidence including tax planning strategies and other factors. The effects of changes in tax laws or rates on deferred tax assets and liabilities were recognized in the period that included the enactment date.

NET INCOME PER SHARE: Net income per Share of Beneficial Interest has been computed using the weighted average number of Shares of Beneficial Interest outstanding each year.

RECLASSIFICATION: Certain items in previously issued financial statements have been reclassified to conform to the 1998 method of presentation.

NOTE B - - INCOME TAXES

For the fiscal year ended September 30, 1998 the Trust recorded federal income tax expense of $407,000 ($276,000 of current taxes, of which $265,000 has been paid at September 30, 1998, plus $131,000 of deferred tax liabilities) and state income tax benefits of $40,000. For the fiscal year ended September 30, 1997 the Trust recorded federal income taxes of $2,400,000 ($2,531,000 of current taxes, net of a deferred tax asset of $131,000) and state income taxes of $314,000. The Trust had no income tax expense for the fiscal year ended September 30, 1996.

The Trust's deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows:


                                                     1998            1997
                                                   --------        --------

                                                         (in thousands)

Deferred tax assets:
Properties held for sale - valuation reserve       $    -0-        $     88
Other                                                   -0-             546

Deferred tax liabilities:
  Depreciation                                          -0-            (503)
                                                   --------        --------
         Net deferred tax asset                    $    -0-        $    131
                                                   ========        ========

For fiscal 1997 the $546,000 other deferred asset represented expenses totaling $1,607,000 which were accrued and expensed in the financial statements for the year ended September 30, 1997, but were not deducted in determining the taxable income for tax year 1997. These expenses were $1,576,000 of severance pay, incentive bonus pool and payments in lieu of options (see NOTE - G for further information concerning these expenses) and $31,000 of state taxes.

A reconciliation between the income tax expense that would have resulted from applying federal statutory rates to pretax income and federal income taxes recorded is as follows:

                                                     9/30/98        9/30/97         9/30/96
                                                     -------        -------         -------

                                                                  (in thousands)
Expected income tax expense at
   Federal statutory tax rate                       $   418         $ 5,611         $  (472)
State income taxes (net of federal benefit)             (26)            207             ---
Increase (decrease) in taxes resulting from:
  Effect of temporary differences                       (25)            352            (853)
  (Recognized) unrecognized net operating
  loss carryforwards                                    -0-          (3,456)          1,325
                                                    -------         -------         -------

             Income Tax Expense                     $   367         $ 2,714         $   -0-
                                                    =======         =======         =======

In determining the federal income taxes for the fiscal year ended September 30, 1997 the Trust utilized the total $10.2 million of net operating and capital loss carryforwards.

NOTE C - - PROPERTIES

Following is a summary of activity with regards to the properties held for sale for the three years ended September 30, 1998:

                                              1998           1997             1996
                                              ----           ----             ----
                                                        (in thousands)

Balance, beginning of year                 $ 12,658        $ 38,896         $ 40,942
Improvements to existing properties             -0-             700              972
Purchase of properties                          -0-             -0-            3,465
Sales of properties - NOTE D                (12,918)        (29,985)          (1,346)
Valuation reserve                               260           3,047           (3,307)
Depreciation                                    -0-             -0-           (1,830)
                                           --------        --------         --------

Balance, end of year                       $    -0-        $ 12,658         $ 38,896
                                           ========        ========         ========

NOTE  D - - REAL ESTATE SALES

The fiscal 1998 net gains on sales of real estate totaling $1,043,000 included the following: (i) $373,000 which represents the gain on the December 8, 1997, $3,150,000 sale of the Petroleum Club Building, Tulsa, Oklahoma; (ii) $744,000 which represents the gain on the January 30, 1998, $7,400,000 sale of the Cannon West Shopping Center, Austin, Texas; (iii) a loss of $76,000 on the August 14, 1998, $3,200,000 sale of the Tiffany Plaza Shopping Center, Ardmore, Oklahoma; and (iv) $2,000 gain for the sale of all personal property of the Trust. Additionally, the Trust sold two properties, resulting in losses, which had previously been provided for in the valuation reserve. The December 15, 1997, $643,000 sale of a vacant restaurant in Davenport, Iowa, resulted in a loss of $129,000 and the July 14, 1998, $100,000 sale of 20 acres of vacant land in Akron, Ohio, resulted in a loss of $33,000.

The fiscal 1997 net gains on sales of real estate totaling $16,922,000 included the following: (i) $563,000 which represents the gain on the October 7, 1996, $2,450,000 sale of the Littleton Bank Building, Littleton, Colorado; (ii)
$13,000 which represents the gain on the December 30, 1996, $20,000 sale of a
 .23 acre land parcel located in Dubuque, Iowa; (iii) $1,727,000 which represents the gain on the January 21, 1997, $5,950,000 sale of the Warren Plaza Shopping Center, Dubuque, Iowa; (iv) $2,650,000 which represents the gain on the February 28, 1997, $3,475,000 sale of Triangle Square, Hilton Head, South Carolina; (v) $2,317,000 which represents the gain on the March 12, 1997, $5,350,000 sale of the Englewood Bank Building, Englewood, Colorado; (vi) $679,000 which represents the gain on the April 28, 1997, $4,450,000 sale of the Spring Village Shopping Center, Davenport, Iowa; (vii) $3,463,000 which represents the gain on the June 2, 1997, $5,300,000 sale of the Executive Club Building, Denver, Colorado;
(viii) $5,175,000 which represents the gain on the August 1, 1997, $17,860,000 sale of Office Alpha, 14800 Quorum, both of which are located in Dallas, Texas, and the Brookside Office Building, Arlington, Texas: and (ix) $335,000 which represents the gain on the September 5, 1997, $1,100,000 sale of the Walnut Stemmons Office Park, Dallas, Texas.

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

NOTE E - - MORTGAGE NOTES PAYABLE

In connection with the January 30, 1998 sale of the Cannon West Shopping Center, the Trust repaid in full the $5,514,000 first mortgage loan, which was secured by the Cannon West Shopping Center. In connection with the October 7, 1996 sale of the Littleton Bank Building, the Trust repaid in full the $1,208,000 first mortgage loan, which was secured by the Littleton Bank Building. In connection with the August 2, 1997 sale of the 14800 Quorum Building, the Trust repaid in full the $2,582,000 first mortgage loan, which was secured by the 14800 Quorum Building.

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

NOTE G - - GENERAL AND ADMINISTRATIVE EXPENSES

In connection with the Plan, the Trust made severance payments to the officers and employees of the Trust upon their termination. The defined obligations totaled $1,250,000, which was accrued and expensed in the year ended September 30, 1997. Of this amount $90,000 was paid during the year ended September 30, 1997 and $1,160,000 was paid during the year ended September 30, 1998. Certain other payments, including the additional compensation to be paid the officers as a result of their waiving all rights to unexercised options (See NOTE H), were made based on the Trust's ability to achieve defined distributions to shareholders. The Trust accrued and expensed $2,814,000 for these payments in the year ended September 30, 1997. Of this amount $1,274,000 was paid during the year ended September 30, 1997 and $1,540,000 was paid during the year ended September 30, 1998.

NOTE  H - - SHARES OF BENEFICIAL INTEREST

On October 9, 1996 the Trust repurchased 42,527 of its Shares of Beneficial Interest for $201,000 in an open market purchase. These shares were retired by the Trust.

On December 7, 1995 the Trust repurchased 38,000 of its Shares of Beneficial Interest for $174,000 in an open market purchase. These shares were retired by the Trust.

In connection with the Plan, the four primary officers of the Trust executed new employment contracts effective September 1, 1996. As part of these contracts the officers waived all rights with respect to unexercised options. In return, additional compensation was paid to the officers, based on a calculation of a minimum threshold of the distributions to the Shareholders during the liquidation period. (See NOTE G)

NOTE  I - - PENSION PLAN

The Trust had a defined contribution pension plan covering all full-time employees of the Trust. Contributions were determined as a set percentage of each covered employee's annual cash compensation. Contributions by the Trust were accrued during the year and paid prior to the filing of the Trust's federal income tax return for said year. For fiscal 1998 the Trust accrued $30,000 for contributions to the pension plan (for fiscal 1997 - $42,000 and fiscal 1996 - $30,000).

NOTE J - - SUBSEQUENT EVENT (unaudited)

On December 14, 1998 the Trust declared a liquidation distribution of $.008 per share, payable December 30, 1998 to shareholders of record as of December 23, 1998. Effective that date, the share transfer books of the Trust will be permanently closed and the National Association of Securities Dealers, Inc. is instructed to cease all quotations for outstanding shares.

NOTE K - - QUARTERLY FINANCIAL DATA  (UNAUDITED)

Summarized quarterly financial data for the years ended September 30, 1998 and 1997 was as follows:

Quarter Ended                               Dec. 31        Mar. 31        June 30        Sept. 30
-------------                               -------        -------        -------        --------
                                                    (in thousands, except per share data)
1998
----

Operating revenues                          $   752        $   340        $   171        $   196
Income (loss) before gains and taxes            237             85             43           (180)
Net income (loss)                               402            573             27           (141)
Income (loss) before gains and taxes
    per share (1)                               .05            .02            .01           (.04)
Net income (loss) per share (1)                 .08            .11            .01           (.04)

1997
----

Operating revenues                          $ 2,514        $ 2,412        $ 1,815        $ 1,263
Income (loss) before gains and taxes            520            382          1,201         (2,523)
Net income                                    1,096          6,976          3,890          1,826
Income (loss) before gains and taxes
    Per share (1)                               .10            .07            .23           (.48)
Net income per share (1)                        .21           1.35            .76            .36


(1) Per Share calculations for each of the quarters are rounded to the nearest $.01 and are based on a weighted average number of shares outstanding for each period. Therefore, the sum of the quarters may not necessarily equal full-year amounts.

                           CLEVETRUST REALTY INVESTORS

          ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED SEPTEMBER 30, 1998

                                  EXHIBIT INDEX

        "Assigned"                                                                      Location of
      Exhibit No. *                            Description                                Exhibit
      -------------                            -----------                                -------

           (2)              Plan of Liquidation (Resolution adopted by the       Incorporated by reference
                            Board of Trustees, September 24, 1996)                to Exhibit (2) to Form
                                                                                10-Q for the quarter ended
                                                                                       June 30, 1997

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

         (3) (B)            By-Laws                                                   Incorporated by
                                                                                   reference to Exhibit
                                                                                     (3) to Report on
                                                                                     Form 10-K for the
                                                                                     fiscal year ended
                                                                                    September 30, 1986.
                                                                                     (File No. 0-5641)


Exhibits (10) (1) through (10) (3) represent Management contracts

         (10) (1)           Amended and Restated Employment Agreement            Incorporated by reference
                            effective as of September 1, 1996 between             to Exhibit (10) to Form
                            CleveTrust Realty Investors and John C. Kikol.        10-K / A for the fiscal
                                                                                  year ended September 30,
                                                                                            1996

         (10) (2)           Amended and Restated Employment Agreement            Incorporated by reference
                            effective as of September 1, 1996 between             to Exhibit (10) to Form
                            CleveTrust Realty Investors and Michael R. Thoms.     10-K / A for the fiscal
                                                                                  year ended September 30,
                                                                                            1996

         (10) (3)           Amended and Restated Employment  Agreement           Incorporated by reference
                            effective as of September 1, 1996 between             to Exhibit (10) to Form
                            CleveTrust Realty Investors and Brian D.              10-K / A for the fiscal
                            Griesinger.                                           year ended September 30,
                                                                                            1996

           (11)             Computation of net income (loss) per share of              Filed herewith
                            beneficial interest.                                       Electronically

           (24)             Power of Attorney.                                         Filed herewith
                                                                                       Electronically

           (27)             Financial Data Schedule.                                   Filed herewith
                                                                                       Electronically


*Exhibits 4, 9, 12, 13, 16, 18, 19, 21, 22, 23, and 28 are either inapplicable to the Trust or require no answer.